Form 10-K
period 2013-12-31
Foundation Medicine, Inc.
filed 2014-03-07
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 001-36086

FOUNDATION MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1316416
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Second Street

Cambridge MA, 02141

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code:

(617) 418-2200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	The NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the NASDAQ Global Select Market on September 25, 2013. The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of September 25, 2013 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $503,032,692. As of March 5, 2014 there were 27,663,786 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

FOUNDATION MEDICINE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

PART I

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or other comparable terms. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Unless the content requires otherwise, references to “Foundation,” “the Company,” “we,” “our,” and “us,” in this Annual Report refer to Foundation Medicine, Inc. and our subsidiaries.

ITEM 1. BUSINESS

Overview

We are a commercial-stage company focused on fundamentally changing the way patients with cancer are treated. We derive revenue from selling products enabled by our molecular information platform to physicians and biopharmaceutical companies. Our platform includes proprietary methods and algorithms for analyzing tumor tissue samples across all types of cancer, as well as information aggregation and concise reporting capabilities. Our products provide genomic information about each patient’s individual cancer, enabling physicians to optimize treatments in clinical practice and enabling biopharmaceutical companies to develop targeted oncology therapies more effectively. We believe we have a significant first mover advantage in providing comprehensive molecular information products on a commercial scale.

Our first clinical products, FoundationOne, for solid tumors, and FoundationOne Heme, for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, and myeloma, as well as many sarcomas and pediatric cancers, are, to our knowledge, the only commercially available comprehensive molecular information products designed for use in the routine care of patients with cancer. We commenced our formal commercial launch of FoundationOne in June 2012 and launched FoundationOne Heme in December 2013. To accelerate our growth and enhance our competitive advantage, we are extending our sales force, publishing scientific and medical advances, fostering relationships throughout the oncology community, and developing new products.

The cancer treatment paradigm is evolving rapidly. Today, physicians increasingly use precision medicines to target cancers based on the specific genomic alterations driving their growth. Physicians need molecular information about their patients’ unique cancers to determine the optimal course of treatment. However, most currently available molecular diagnostic tests capture only a limited number of the most common and known genomic alterations. We believe this narrow approach often fails to identify relevant targeted treatment options.

We believe the oncology community needs comprehensive molecular information products that can assess the known biologically relevant genomic alterations and distill complex molecular information into a concise and actionable format and we designed FoundationOne and FoundationOne Heme to be such products. We believe a new, comprehensive approach to providing molecular information for use in clinical settings can address an area of significant unmet medical need for patients suffering from advanced, or active metastatic, cancers. We estimate that there are approximately one million patients per year in the United States with newly-diagnosed or recurrent active metastatic cancers who fall into challenging treatment categories, including patients who have rare or aggressive diseases, patients whose disease has progressed after standard treatments, and patients who have tested negative under, or been ineligible for, traditional molecular diagnostic tests. We are initially targeting these patients for FoundationOne because we believe this patient population will currently benefit most from a comprehensive molecular information product. Our estimates are based upon a combination of feedback from our network of oncology thought leaders, data published by the National Cancer Institute in the Cancer Statistics Review, and focused market research that we commissioned. This market research consisted of an analysis of a third party database (that includes public and private cancer-related statistical information on tumor type, disease stage, clinical information, and disease outcomes) supplemented with confirmatory interviews from physicians who practice at a variety of cancer treatment centers, including academic research centers and community hospitals. As the number of available targeted therapies expands and as physicians gain further experience using comprehensive molecular information in their routine treatment decisions, we believe that the potentially addressable market for comprehensive molecular information products for solid tumors will expand over the next five years to include most patients who have metastatic disease, not limited to the challenging treatment categories noted above. We estimate that this potential market expansion could include an additional 800,000 total patients annually based upon the same combination of sources of information we used to estimate the size of the patient population we are initially targeting for FoundationOne. For additional details on our target patient populations, including the initial populations we are targeting for FoundationOne Heme, see “Business—Market Opportunities for FoundationOne and FoundationOne Heme.” Although we expect existing and future diagnostic testing providers to also target these patient populations, we believe FoundationOne and FoundationOne Heme are currently the only commercially available comprehensive molecular information products that provide a fully informative genomic profile in a concise and actionable format designed for use in routine clinical setting.

We believe we have built the only molecular information platform that comprehensively assesses cancer tissue simultaneously for all four classes of genomic alterations across all cancer-related genes with the sensitivity and specificity required for routine medical practice. FoundationOne identified at least one genomic alteration that is associated with a United States Food and Drug Administration, or FDA, approved targeted therapy or with a clinical trial in 82% of the 3,936 clinical specimens we received and analyzed with FoundationOne following its formal commercial launch in June 2012 through May 17, 2013. FoundationOne delivers this complex molecular information in a concise report that matches detected molecular alterations with potentially relevant treatment options and clinical trials. The FoundationOne report is also available to physicians through an online portal and is expected in the future to be accessible through dedicated mobile applications.

We have experienced rapid adoption of FoundationOne. More than 2,100 physicians from large academic centers and community-based practices across more than 25 countries have ordered FoundationOne since its formal commercial launch in June 2012. We believe this rapid adoption of FoundationOne, which has been accomplished with a nascent sales team, demonstrates the demand for and utility of a single, comprehensive product that helps oncologists effectively implement the promise of precision medicine.

We believe FoundationOne and FoundationOne Heme have a sustainable competitive advantage because they:

•

Comprehensively identify clinically actionable information — FoundationOne currently assesses 236 biologically relevant cancer genes for all classes of genomic alterations with high sensitivity and specificity, and has identified a genomic alteration associated with an FDA-approved targeted therapy or with a clinical trial in 82% of the 3,936 clinical specimens we received and analyzed with FoundationOne for tumors following its formal commercial launch in June 2012 through May 17, 2013. FoundationOne identifies genomic alterations that other diagnostic tests cannot. For example, based on our quantitative analysis, FoundationOne finds more than three times the combined number of actionable genomic alterations identifiable using a collection of six commercially available and commonly used diagnostic tests. FoundationOne Heme employs RNA sequencing of 265 genes in addition to DNA sequencing of 405 genes to detect all classes of genomic alterations across genes known to be altered other than through inherited genetic characteristics, which are also known as somatic alterations, in hematologic malignancies, pediatric cancers, and sarcomas, which we believe also will lead to the identification of clinically actionable information;

•

Incorporate the latest scientific and medical advances — We have extensive relationships across the scientific and medical oncology communities, including with key thought leaders and leading biopharmaceutical companies. These relationships help us incorporate new cancer genes, the latest scientific findings, newly available targeted therapeutics, and relevant clinical trials into FoundationOne and FoundationOne Heme;

•

Readily integrate into routine clinical practice — Our proprietary sample preparation processes and computational biology algorithms allow us to utilize small amounts of routinely collected tumor tissue from a wide variety of sample types, including tissue with low tumor purity. We detect and report the clinically relevant genomic alterations, generally within 14 to 17 days for FoundationOne and within 28 days for FoundationOne Heme. We are dedicated to providing high-quality support to our customers, from order initiation and sample acquisition through report delivery and follow-up with our medical affairs team;

•

Provide actionable information that physicians can use — In a concise report, our products communicate the actionable genomic alterations in a patient’s cancer and based on peer-reviewed literature and clinical and governmental databases, match these alterations with targeted therapies and relevant clinical trials. Through our online portal, Interactive Cancer Explorer, physicians can access this report and links to topical peer-reviewed literature; and

•

Promote physician interaction to create a powerful network effect — We are continually augmenting our cancer knowledgebase, and we are expanding the functionality of our Interactive Cancer Explorer to allow for sharing of genomic and treatment data. Together, we believe these efforts will create a network effect of more users and ultimately more actionable information.

Key opinion leaders and leading cancer researchers and clinicians, including oncologists at premier cancer institutions and oncology networks such as Memorial Sloan-Kettering Cancer Center, or MSKCC, Vanderbilt-Ingram Cancer Center, the ION Network, and The US Oncology Network, have embraced our approach and products. We believe that our relationships with thought leaders help validate our platform, drive adoption of our products in community oncology settings, and establish our leadership position in the field of molecular information related to cancer. We believe that the increasing use of our products, particularly among thought leaders, and the demonstration of the economic and clinical value of FoundationOne and FoundationOne Heme will help facilitate favorable reimbursement decisions. In addition to routinely using our products for clinical cases, many thought leaders collaborate with us on clinical studies, peer-reviewed publications, and medical and scientific conference presentations. Our effort in building these relationships furthers our ultimate goal—to facilitate better-informed treatment decisions for patients with cancer.

Our molecular information platform also is currently used by 18 biopharmaceutical partners to enhance their development of targeted oncology therapies. We use our core proprietary testing platform, computational biology, and information technology capabilities to analyze patient samples from both retrospective and prospective clinical trials. We provide our biopharmaceutical partners comprehensive genomic analysis and information relevant to precision medicine strategies. In addition to generating revenue, these relationships enable us to identify new cancer genes under investigation that can be incorporated into our platform at an early stage, as well as to participate in the development of the newest oncology therapeutics and practice. We are actively working to expand these relationships.

We are dedicated to ongoing innovation in our molecular information platform and new product pipeline. Our product development investments have already yielded improvements to FoundationOne and the platform generally, enabling us to analyze more genes, using less tissue, while reducing turn-around time. We also utilize

RNA-based sequencing technology to analyze additional gene fusions commonly found in hematologic malignancies, pediatric cancers, and sarcomas, and we launched FoundationOne Heme, which incorporates this technology, in December 2013. In addition, we are exploring and developing new scientifically-advanced and clinically-relevant products that include, for example, products to analyze circulating tumor cells and cell-free plasma DNA, which is DNA that circulates in blood plasma outside of cells, and products that expand our offerings into additional areas such as epigenetics, which examines changes in gene expression that occur without changes in the underlying DNA, methylation, which is a chemical signaling mechanism that plays a role in regulation of gene expression, and immune response.

The increasing availability and understanding of molecular information about cancer is driving a revolution in the treatment of cancer. We seek to leverage the vast array of genomic data generated by our molecular information platform together with clinical data to position ourselves at the nucleus of this new treatment paradigm. Our biopharmaceutical partners have already begun using our data to further refine clinical trial design and drug development. In a recent example of the power of our molecular information platform, after a biopharmaceutical partner’s Phase II trial that used a narrowly focused test to screen trial subjects failed to meet its primary endpoint, we performed our comprehensive genomic analysis on trial subjects. Our analysis helped our biopharmaceutical partner predict a response to the drug, created new hypotheses to test in upcoming Phase III trials, and may have increased the target population who could benefit from this therapeutic approach.

Over time, we will expand our ability to capture, aggregate, analyze, and facilitate the broader exchange of genomic data across the global oncology community. We are investing in our technology architecture to allow oncologists to share clinical data. Through Interactive Cancer Explorer, which is currently accessible through an online web portal and is also expected to be accessible through dedicated mobile applications in the future, we are building a data platform that efficiently captures and allows for the analysis of data that will create a network effect leading to more users and ultimately more useful data. If we, in conjunction with oncologists, pathologists, biopharmaceutical companies, and academic researchers, can successfully capture and utilize this data, we believe we will play an even more integral role in transforming care for the millions of patients suffering from cancer.

Our Strategy

Our objective is to transform the care of patients with cancer by leading the development and commercialization of proprietary genomic information products that guide the diagnosis and treatment of cancer, and that enhance the development of cancer therapies. To achieve this objective, our strategy is to:

•

Drive awareness and adoption of FoundationOne, FoundationOne Heme, and our future clinical products — We are building an experienced, oncology-focused sales force, collaborating with thought leaders to validate our platform and influence utilization of our products, promoting physician interaction, engaging with patient advocacy and other key oncology stakeholders, and pursuing payment and reimbursement for our products.

•

Demonstrate the value of our products to patients, physicians, and payors — To illustrate the value of our products, we are educating physicians and payors about the patients most likely to benefit from our products, conducting clinical trials and health economic studies, and communicating our data through peer-reviewed journals and conference presentations.

•

Enable biopharmaceutical companies to more effectively develop new cancer therapies — We are expanding our commercial relationships with biopharmaceutical partners to enable us to discover and interrogate new cancer genes, to assist in the development of novel targeted therapeutics and companion diagnostic tests, to improve clinical trial efficiency and outcomes, and to continue our involvement at the cutting edge of cancer treatment.

•

Invest in product enhancements and new product innovations — We are developing new molecular information products, such as FoundationOne Heme, which we launched in December 2013, conducting research and development into potential products to monitor disease progression utilizing circulating tumor cells and cell-free plasma DNA, and introducing powerful tools, such as our Interactive Cancer Explorer portal, to access and disseminate our molecular information.

•

Empower the broader cancer community with molecular information — We are investing in technology to allow oncologists to collaborate and share response rates and other clinical information. We have launched Interactive Cancer Explorer, and intend to make this information accessible through additional applications in 2014. Over time, we will expand our capacity to capture, aggregate, analyze and facilitate the broader exchange of genomic data across the global oncology community—a strategy that we believe eventually will create a network effect stimulating physician participation and the development of substantial amounts of data that, in turn, will positively impact the treatment of cancer.

Our Industry

Despite enormous investment in research and the introduction of new treatments, cancer remains a critical area of unmet medical need. According to a 2012 American Cancer Society report, “Cancer Treatment and Survivorship Facts & Figures 2012-2013,” in 2012 in the United States, more than 13 million people were suffering from cancer and 1.6 million people were newly diagnosed with the disease. Hematologic malignancies, most commonly leukemias, lymphomas, and myelomas, are cancers that affect the body’s blood, lymphatic system, or bone marrow. Taken together, hematologic malignancies account for approximately 10% of new cancer diagnoses in the United States.

The global cancer burden is growing. The World Health Organization predicts in its Global Action Against Cancer publication that in 2020 there will be 16 million new cancer cases and 10 million cancer deaths globally. A recent report by the American Cancer Society, “The Global Economic Cost of Cancer,” estimates that the total annual economic impact of premature death and disability from cancer worldwide is approximately $900 billion.

According to the American Society of Clinical Oncology, there are more than 10,000 practicing oncologists treating patients with cancer in the United States. Whereas a small portion of oncologists practice in major academic-based cancer centers, the National Cancer Institute estimates that approximately 85% of the oncologists in the United States practice in community-based settings where the vast majority of patients with cancer are treated.

The diagnosis of cancer is complex and multidimensional. Practicing oncologists order multiple tests, including currently available molecular diagnostic tests, to better understand the genomic alterations that are driving their patients’ cancer growth.

Cancer Treatment is Evolving to a Molecular-Based Paradigm

Cancer is not a single disease. The term cancer describes a class of diseases characterized by uncontrolled cell growth. Cells can experience uncontrolled growth if there are alterations to DNA, such as damage or mutations, and therefore disruption to the genes and proteins regulating cell division.

Surgery is often the first line of therapy for cancer where possible and, according to the American Cancer Society, most patients with cancer will have some type of surgery. Surgery often presents the greatest chance for a cure, especially if the cancer has been detected early in its development and has not spread to other parts of the body. Many patients, however, require therapeutic intervention beyond surgery alone.

Physicians have used radiation as a cancer therapy since the early 20th century, and modern radiation techniques deliver therapy with significant precision. Nevertheless, even today, radiation’s use and efficacy is limited because the high doses necessary to kill cancer cells often cause damage to healthy cells in the treatment area and fail to kill all cancer cells, particularly if the cancer has spread to other parts of the body.

Physicians began using chemotherapy in the 1940s as a drug therapy approach that acts by killing cells that divide rapidly, one of the main properties of most cancer cells. These cytotoxic therapies are often prescribed by a trial and error approach—both because certain chemotherapies have limited efficacy with some patients and the treatment effect might be inconsistent, and because the therapies’ indiscriminate destruction of healthy cells involved in critical biological functions can cause severe toxic side effects in some patients.

More recently, oncologists are integrating a precision medicine approach by utilizing therapeutics that target cancers based on the specific genomic alterations driving their growth. We believe the oncology community is generally beginning to change clinical practice so that oncologists treat each individual’s cancer according to its unique genomic alterations that impact the underlying biological pathways within the patient’s cancer, rather than treating a patient’s cancer based on its initial anatomical location in the body, such as the breast, colon or lung. In addition, as a result of advancements in cancer biology and genomic technology that enable the identification of new cancer genes, biopharmaceutical companies are directing more research and development resources towards targeted therapies. There are currently more than 40 approved targeted oncology therapies on the market and approximately 950 unique clinical trials testing more than 470 targeted oncology therapies. In 2011, global spending on the targeted oncology therapies totaled $21.7 billion as compared to just $2.0 billion in 2002.

The rapid increase in molecular information about cancer and the increasing array of targeted oncology therapeutics are making it more difficult for physicians to make treatment decisions. The National Comprehensive Cancer Network estimates that 50% to 75% of cancer therapies in the United States are used off label, meaning that physicians prescribe therapies for clinical indications in manners different from those approved by FDA. Off-label usage of traditional cytotoxic therapies is often driven by physicians struggling to treat a patient’s disease after it fails to respond to initial treatment regimens. Targeted therapies are used off label by oncologists who have expertise in genomics or access to diagnostic tools that allow them to make informed decisions about off-label use of targeted therapies.

In order to maximize the utility of diverse cancer-related molecular information to better guide the use of targeted therapies, we believe a new approach is needed. Specifically, the oncology community needs comprehensive genomic information products that can assess the known and biologically relevant genomic alterations, and distill complex molecular information into a concise and actionable format.

Current Challenges of Diagnosing Cancer on a Molecular Level

Today, physicians are faced with numerous challenges when making decisions on how to best utilize currently available molecular diagnostics for cancer, including:

•

the inherent limitations of molecular diagnostic tests that are typically capable of identifying only single marker or test panels that capture a limited number of genomic markers and address only a subset of the four classes of genomic alterations found in cancers, which are also known as hotspot panel tests;

•	in the case of solid tumors, insufficient and/or poor quality tumor biopsy tissue relative to the amount and quality needed to perform all desired or required tests; and

•

difficulty of integrating existing molecular diagnostic tests into clinical practice, including the decisions about which tests to order and how to effectively match the genomic information provided by tests with current targeted therapies or clinical trials.

Single-Marker or Hotspot Panel Tests May Miss Actionable Information

Most currently available molecular diagnostic tests are single-marker or hotspot panel tests that capture only one or a limited number of the most common, well-known gene alterations that these tests are designed to target. There are four classes of genomic alterations that are clinically relevant to the treatment of cancer: base pair substitutions; copy number alterations; short insertions and deletions; and gene rearrangements and fusions. Hotspot panel tests generally are only able to identify base pair substitutions and specific gene rearrangements, cannot detect copy number alterations, and sometimes lack the sensitivity to identify short insertions and deletions. In addition, hotspot panel tests are typically incapable of detecting gene fusions, a type of alteration that is a common driver of hematologic malignancies, sarcomas and pediatric cancers.

The following table summarizes the uses and inherent limitations of the current testing methods utilized in commercially available single-marker and hotspot panel tests for cancer, including the most commonly ordered according to results of a 2008 survey of oncologists and hematologists published in the Journal of Clinical Pathology article, “Molecular testing for somatic cancer mutations: a survey of current and future testing in UK laboratories.” Although oncologists may order these tests to look for one or a limited number of specific gene alterations, we believe the inherent limitations of tests using these methods are understood by pathologists and genomicists who perform the tests and the oncologists who order them.

Name	Uses	Limitations
Polymerase chain reaction, or PCR-based tests, a technology used for amplifying DNA sequences	Enable the detection of short fragment DNA or RNA sequences.	Single-gene tests for specific and limited number of mutations. Only identify known and select base substitutions and short insertions or deletions, such as BRAF V600E.

Immunohistochemical, or IHC, stains, a process used to diagnose abnormal cells	Utilize antibody proteins to identify certain antigens that are unique to various types of cancer.	Only identify the expressed presence of a known and select protein or specific protein marker, such as HER2, related to a particular genomic alteration.

FISH-based DNA probes, a mechanism for detecting DNA sequences through the use of fluorescent technology	Reveal specific genomic abnormalities, including insertion/deletions and rearrangements.	Only detect select gene rearrangements, such as EML4- ALK. Difficult to test for multiple markers.

Flow Cytometry	Detection of tumor cell DNA aneuploidy, the analysis of tumor cell proliferation and the immunophenotyping of leukemias.	Only looks at a limited number of cells, and does not detect broader range of genomic alterations.

Cytogenetics	Determination of which chromosomal translocations and fusion genes are present in malignant cells.	Cannot detect other types of genomic abnormalities.

Since current hotspot panel tests typically cannot detect many genomic alterations present in cancer, physicians who use these tests may fail to identify actionable information about their patients’ cancers that could inform a preferable treatment approach. We believe the limitations of this narrowly-focused approach of looking for a limited number of pre-selected genomic alterations will be further compounded as more actionable genomic alterations are identified and additional targeted therapies are developed.

Limited Tissue Availability and Poor Tissue Quality Restrict Testing Options

Many clinical tumor samples are provided from standard biopsies, needle biopsies or fine needle aspirates that yield very small tissue amounts. Small amounts of tissue samples limit the number of diagnostic tests a physician can order, and ordering one or a limited number of tests that look for one or a limited number of genomic alterations necessarily increases the likelihood that a physician may fail to identify other genomic alterations and ultimately therapeutic options.

Clinical tumor specimens also often have low tumor purity, meaning that the relevant genomic alterations occur in low frequencies within the sample and are difficult to detect. Moreover, the vast majority of clinical samples are stored as formalin-fixed and paraffin-embedded, or FFPE, specimens. FFPE preservation can damage DNA and RNA. Low tumor purity or damage to DNA or RNA may limit the availability of hotspot tests to identify certain genomic alterations.

Molecular Diagnostics are Difficult to Integrate into Clinical Practice

Physicians today face an increasingly difficult decision about which single-marker or hotspot tests to order. There are a growing number of tests, each specific to a different cancer type and each having limited ability to detect multiple genomic alterations. Typically, in the case of solid tumors, only a small amount of tumor biopsy is available, forcing the physician to order only a subset of desired diagnostic tests, often one test at a time in a serial manner. Furthermore, tests are usually selected based on the traditional treatment paradigm of the cancer’s location in the body or by simple trial and error. Integration of molecular diagnostics into clinical practice is particularly challenging with hematologic cancers in which lack of tissue distinctions within the cancers often lead to misdiagnosis, lack of prognostic information and thus mistreatment.

Running multiple, disjointed tests also poses logistical challenges associated with routing samples to several different laboratories and high costs associated with conducting multiple tests. Moreover, limited tissue availability may prevent relevant tests from being ordered, tests conducted may miss genomic alterations, and the results may not be delivered soon enough to be used during the typical treatment cycle for a patient. Even if a physician has enough cancer specimen to order a sufficient number of hotspot and individual molecular tests to identify relevant genomic alterations and receives the results of all of these tests in a timely fashion, the physician would commonly receive a series of uncoordinated individual reports from different laboratories that are difficult for non-specialized pathologists or other physicians to interpret and synthesize. Compounding these challenges, especially in the community oncology setting, is how to effectively match the genomic information provided by tests with current targeted therapies or clinical trials for a particular patient. As a result of one or a combination of these current limitations, physicians may fail to identify or to prescribe a potentially appropriate targeted oncology therapy or to direct a patient to a potentially appropriate clinical trial.

The Opportunity for a Single, Comprehensive Molecular Information Solution

In order to harness the potential of understanding the genomic drivers of a patient’s cancer and new therapies targeted at specific genomic alterations, we believe the oncology community needs a new approach: a single molecular information platform that can assess a solid tumor or hematologic malignancy for the presence of biologically relevant genomic alterations. This solution would also provide actionable assistance to physicians in matching the genomic alterations identified in their patients’ cancers with relevant available therapeutic alternatives and clinical trials.

Our Solution — A Single Molecular Information Platform to Improve Patient Care

Our molecular information platform, which includes proprietary technology, methods and computational algorithms, is the product of years of research and development and significant capital investment. Through this platform we deliver comprehensive genomic insights into cancer to support physicians in the improvement of clinical patient care, to support biopharmaceutical companies in the development of novel cancer therapeutics, and to drive further research and development to advance our understanding of oncology. The first molecular information products enabled by our platform are FoundationOne, which is optimized for use with solid tumors, and FoundationOne Heme, which is optimized for hematologic cancers, including leukemia, lymphoma and myeloma, as well as pediatric cancers and many sarcomas. FoundationOne, our initial clinical product launched in June 2012, is a fully informative genomic profile that identifies the individual molecular alterations present in a patient’s cancer tumors and matches them with relevant targeted therapies and clinical trials. FoundationOne Heme, our second commercially available product, which we developed in collaboration with MSKCC and launched in December 2013, is a fully informative genomic profile that identifies the individual molecular alterations present in a patient’s blood-based cancer and matches them with relevant targeted therapies and clinical trials.

FoundationOne and FoundationOne Heme Integrate Complex Molecular Information into Routine Clinical Care

FoundationOne and FoundationOne Heme are, to our knowledge, the first commercially available comprehensive molecular information products for analysis of routine cancer specimens in a clinical setting. We believe these products are the only molecular information products that can comprehensively assess cancer tissue simultaneously for all four classes of genomic alterations with sufficient sensitivity and specificity for routine medical practice. Moreover, FoundationOne and FoundationOne Heme deliver this complex molecular information in a concise report that matches detected molecular alterations with potentially relevant treatment options and clinical trials. We perform our tests in our laboratory located in Cambridge, Massachusetts, which is certified under the Clinical Laboratory Improvement Amendments, or CLIA, accredited by the College of American Pathologists, or CAP, and licensed by Massachusetts and other states. Optimization and automation enable workflows to deliver medical reports to ordering physicians within 14 to 17 days in the case of FoundationOne and generally within 28 days for FoundationOne Heme.

A Comprehensive Clinical Assessment of Actionable Alterations in Cancer Genes

FoundationOne reports on the genes known to be altered in human solid tumors that are validated targets for therapy or are unambiguous drivers of cancer. We have selected this set of genes based upon the advice of an international group of key opinion leaders in oncology and cancer biology, input offered by our biopharmaceutical partners and our extensive review of the relevant literature. The current version of FoundationOne interrogates the entire coding sequence of 236 cancer-related genes across all four classes of genomic alterations, as well as certain intronic regions, which are DNA sequences that do not encode for proteins, of 19 genes commonly involved in rearrangements. FoundationOne Heme interrogates genes somatically altered in hematologic malignancies, sarcomas, and pediatric cancers that are validated targets for therapy or unambiguous drivers of cancer based on current scientific knowledge. The current version of FoundationOne Heme interrogates 265 cancer-related genes through RNA sequencing and 405 cancer-related genes through DNA sequencing across all classes of genomic alterations, as well as certain intronic regions of 31 commonly rearranged genes. FoundationOne Heme has been specifically validated to detect gene fusions, a type of alteration that is a common driver in hematologic malignancies, sarcomas, and pediatric cancers, with high accuracy. Both tests include those genes implicated in cancers for which a targeted therapy is FDA-approved and for which targeted therapies are in current or near-term clinical development. We update our tests periodically to reflect new scientific and medical knowledge about cancer biology, including newly relevant cancer genes along with newly available targeted therapeutics and clinical trials.

Based on our actual experience with patient cases since its launch, we believe FoundationOne’s ability to identify actionable genomic alterations far exceeds that of other commercially available molecular diagnostic tests. We define an actionable alteration as an identified genomic alteration in an analyzed cancer cell associated with an FDA-approved targeted therapy in the tumor type, an FDA-approved targeted therapy in another tumor type or an open clinical trial for which the alteration confers eligibility. Our comparative quantitative analysis demonstrated that running four commercially available tests that also utilize next-generation sequencing, or NGS, plus two relevant and commonly-used hotspot tests together would collectively identify only a maximum of 31% of the actionable genomic alterations that can be identified by FoundationOne. We presented this comparative quantitative analysis at the American Society of Clinical Oncology, or ASCO, in June 2013 and published its results in Nature Biotechnology in October 2013.

FoundationOne’s and FoundationOne Heme’s ability to identify genomics alterations is greater than other commercially available molecular tests, in part, because we believe our products:

•	interrogate many more cancer-related genes than other molecular diagnostic tests;

•	examine the entire coding region of each gene analyzed, enabling much broader interrogation of potential alterations for each gene;

•	are the only molecular diagnostic products that can comprehensively assess cancer tissue simultaneously for all classes of genomic alterations; and

•	assess samples with high sensitivity and specificity across all four classes of genomic alterations for a wide array of cancer-related genes.

FoundationOne identified at least one genomic alteration that is associated with an FDA-approved targeted therapy or with a clinical trial in 82% of the 3,936 clinical specimens we received and analyzed with FoundationOne following its formal commercial launch in June 2012 through May 17, 2013 because of its high sensitivity and specificity of interrogation of cancer-related genes for all classes of genomic alterations. We had previously applied this same methodology in an analysis of our first 2,221 clinical cases and determined that FoundationOne identified at least one genomic alteration that is associated with an FDA-approved targeted therapy or with a clinical trial in 76% of reported clinical cases. We presented the results of this earlier analysis at ASCO’s annual meeting in June 2013. While we do not regularly analyze the percentage of our performed tests that identify actionable genomic alterations, we have not observed any patterns that we believe would substantially alter the typical frequency with which FoundationOne identifies actionable genomic alterations.

A Validated and Highly Precise Process of Testing

Our proprietary methods and workflow make FoundationOne and FoundationOne Heme suitable for clinical use at a commercial scale. Standard biopsies and needle biopsies obtained in a clinical setting often yield very small tissue amounts that have a low concentration of tumor cells and are preserved in a FFPE format. We have developed proprietary techniques for optimizing pre-sequencing sample preparation and have built post-sequencing computational algorithms that enable our products to be sufficiently sensitive to perform comprehensive genomic analysis on routine clinical tumor samples. We have optimized our NGS processes to maximize throughput, efficiency, and quality. These laboratory processes have allowed us to successfully deliver results for FoundationOne since launch in greater than 95% of all clinical tumor samples we have analyzed to date, against a sample failure rate of less than 5%.

FoundationOne has undergone an extensive analytical validation that demonstrates test performance using both reference specimens and hundreds of actual FFPE clinical cancer specimens with results derived from prior standard diagnostic tests. We performed validation studies in which FoundationOne testing was conducted on previously characterized cell lines known to contain various base substitutions and cancer specimens known to contain various insertions, deletions, and copy number alterations to evaluate whether FoundationOne was capable of detecting these pre-defined genomic alterations. FoundationOne was found to be highly sensitive in identifying these genomic alterations even where the percentage of cells in test samples containing the alterations (versus normal cells not containing the alterations) was very low. Specifically, FoundationOne was able to detect 99% of base substitutions contained in test samples in which less than 10% of the cells contained the alterations, 97% of insertions and deletions in samples in which 10% to 20% of the cells contained the alterations, and 99% of copy number alterations of at least 8-fold in which 30% of the cells contained the alterations. In aggregate, FoundationOne detected greater than 99% of the genomic alterations contained in the samples tested in the validation study. We believe these results demonstrate the importance of our proprietary methods, algorithms, and advanced bioinformatics, and will help to set the industry standards for validation of NGS-based clinical diagnostics. The analytic validation results of our studies on FoundationOne were published in Nature Biotechnology in October 2013.

FoundationOne Heme has undergone an extensive analytical validation for both the DNA and RNA sequencing components of the test. Test performance of the DNA component matched the high accuracy achieved by FoundationOne for all classes of genomic alterations. Test performance of the RNA component demonstrated a sensitivity to detect greater than 99% of known gene fusions at 20% tumor content and 97% of known gene fusions at 10% tumor content. The analytic validation results of our studies on FoundationOne Heme were presented at the annual meeting of the American Society of Hematology, or ASH, in December 2013.

A Report Physicians Can Readily Understand and Use to Guide Patient Care

We designed the FoundationOne and FoundationOne Heme reports, in collaboration with leading oncologists, to deliver actionable information in a manner that seamlessly integrates into their practices. We present the results from our tests in a medically relevant and, we believe, practice-friendly manner that empowers physicians to make informed treatment decisions. During a period of active treatment, patients typically visit their physician every three to four weeks. FoundationOne delivers actionable information to a physician for use typically within 14 to 17 days from the time the sample is received for solid tumors, and generally within 28 days for FoundationOne Heme.

The first page of the report clearly illustrates the test’s key findings. Specifically, it lists the analyzed cancer’s actionable genomic alterations and matches them with either FDA-approved therapies or open clinical trials for therapies targeting these alterations. The report also identifies noteworthy absences of genomic alterations typically associated with anatomical tumors of the same type. In addition, the report includes summaries of and references to supporting data from peer-reviewed publications and clinical trial information.

An Example of Page One of a FoundationOne Report.

		Patient Name		Report Date	Diagnosis Breast carcinoma (NOS)
Date of Birth	Not Given	Client	Cancer Center	Specimen Received	Not Given
Gender	Female	Ordering Physician	Doctor, Paul	Specimen Site	Lung
FMI Case #	SRF000009	Additional Recipient	Not Given	Date of Collection	Not Given
Medical Record #		FMI Client #	-1	Specimen Type	Slide
Specimen ID	Not Given	Pathologist	Not Given

ABOUT THE TEST:

FoundationOne™ is a next-generation sequencing (NGS) based assay which identifies genomic alterations within hundreds of cancer-related genes.

PATIENT RESULTS	TUMOR TYPE: BREAST CARCINOMA (NOS)
6 genomic alterations	Genomic Alterations Identified†
6 therapies associated with potential clinical benefit	ERBB2 amplification PIK3CA H1047L AURKA amplification TP53 R342P CREBBP P858S ZNF217 amplification
0 therapies associated with lack of response
6 clinical trials
†For a complete list of the genes assayed, please refer to the Appendix

THERAPEUTIC IMPLICATIONS

Genomic Alterations Detected	FDA Approved Therapies (in patient’s tumor type)	FDA Approved Therapies (in another tumor type)	Potential Clinical Trials
ERBB2 Amplification	Ado-trastuzumab emtansine Lapatinib Pertuzumab Trastuzumab	None	Yes, see clinical trials section
PIK3CA H1047L	None	Temsirolimus Everolimus	Yes, see clinical trials section
AURKA Amplification	None	None	Yes, see clinical trials section
TP53 R342P	None	None	None
CREBBP P858S	None	None	None
ZNF217 Amplification	None	None	None

Note: Genomic alterations detected may be associated with activity of certain FDA approved drugs; however, the agents listed in this report may have varied clinical evidence in the patient’s tumor type. Neither the therapeutic agents nor the trials identified are ranked in order of potential or predicted efficacy for this patient, nor are they ranked in order of level of evidence for this patient’s tumor type.

Ordering physicians can also access their reports through our Interactive Cancer Explorer, which we developed in consultation with Google Ventures, one of our investors. We deliver the FoundationOne and FoundationOne Heme reports along with easy access to current information about the reported genomic alterations, associated therapies, and clinical trials. We are also developing additional features and applications for Interactive Cancer Explorer that we expect to launch in 2014.

Strong Evidence of Actionability in Clinical Experience for FoundationOne

We designed FoundationOne and FoundationOne Heme to address challenges associated with the everyday clinical management of patients diagnosed with cancer. We have experienced rapid adoption of FoundationOne. More than 2,100 physicians from large academic centers and community-based practices across more than 25 countries have ordered FoundationOne since its formal commercial launch in June 2012.

We have already served a growing number of patients for whom we identified actionable alterations that we believe would not have otherwise been detected and who have responded to therapies that we believe would not have otherwise been utilized. For example, FoundationOne has identified at least one alteration that is associated with an FDA-approved targeted therapy or with a clinical trial in 82% of the 3,936 clinical specimens we received and analyzed with FoundationOne following its formal commercial launch in June 2012 through May 17, 2013.

We believe that the following case studies illustrate the power of FoundationOne to impact treatment regimens for patients in a clinical setting.

Case Study 1: FoundationOne Identifies Actionable Alteration Missed by Hotspot Tests—Patient Receives Matched Targeted Therapy.

Page One of FoundationOne Report for Case Study 1.

	Patient Name	Report Date	Diagnosis Lung Adenocarcinoma
Date of Birth	Client	Specimen Received
Gender	Physician	Specimen Site
FMI Case #	Additional Recipient	Specimen Date
Medical Record #	FMI Client #	Specimen Type
Block ID	Pathologist

ABOUT THE TEST:

FoundationOne™ is a next-generation sequencing (NGS) based assay which identifies genomic alterations within hundreds of cancer-related genes.

PATIENT RESULTS	TUMOR TYPE: LUNG ADENOCARCINOMA
1 genomic alteration	Genomic Alterations Identified ALK rearrangement, intron 19 Select Genes with No Actionable Alterations Detected EGFR KRAS BRAF
0 therapies associated with potential clinical benefit
0 therapies associated with lack of response
0 clinical trials

THERAPEUTIC IMPLICATIONS

Genomic Alterations Detected	FDA Approved Therapies (in patient’s tumor type)	FDA Approved Therapies (in another tumor type)	Potential Clinical Trials
ALK Rearrangement, intron 19	Crizotinib	None	None

Note: Genomic alterations detected may be associated with activity of certain FDA approved drugs; however, the agents listed in this report may have varied clinical evidence in the patient’s tumor type. Neither the therapeutic agents nor the trials identified are ranked in order of potential or predicted efficacy for this patient, nor are they ranked in order of level of evidence for this patient’s tumor type.

We received and analyzed a tumor specimen from a 43 year-old man diagnosed with metastatic adenocarcinoma of the lung involving his bones and pleura. Previous traditional diagnostic tests on the specimen, including a customary FISH-based test, revealed no actionable alterations. The patient received chemotherapy, which was of transient benefit and which he tolerated poorly. FoundationOne detected an actionable alteration, an ALK fusion, which was not identified in the initial testing. The patient was then treated with XALKORI® (crizotinib), a targeted therapy that inhibits the activity of the ALK fusion protein. This treatment shrank the tumor and led to improvements in the patient’s symptoms. The patient experienced near complete resolution of disease for 16 months. The patient recently experienced one site of disease progression and, as of May 2013, is continuing on XALKORI (crizotinib). Without FoundationOne, this patient likely would have proceeded through various chemotherapies and likely would not have received XALKORI (crizotinib) because the ALK fusion was not identified by traditional diagnostic tests and XALKORI (crizotinib) is only prescribed upon confirmation of the ALK fusion alteration. These results were published in the Journal of Thoracic Oncology in September 2012.

Case Study 2: FoundationOne Identifies Actionable Mutation that is Not Otherwise Tested for In Breast Cancer—Patient Receives Matched Targeted Therapy.

Page One of FoundationOne Report for Case Study 2.

	Patient Name	Report Date	Diagnosis Breast Carcinoma
Date of Birth	Client	Specimen Received
Gender	Physician	Specimen Site
FMI Case #	Additional Recipient	Specimen Date
Medical Record #	FMI Client #	Specimen Type
Block ID	Pathologist

ABOUT THE TEST:

FoundationOne™ is a next-generation sequencing (NGS) based assay which identifies genomic alterations within hundreds of cancer-related genes.

PATIENT RESULTS	TUMOR TYPE: BREAST CARCINOMA
4 genomic alterations	Genomic Alterations Identified ERBB2 amplification PIK3CA F1047R EGFR L858R TP53 K132N
6 therapies associated with potential clinical benefit
0 therapies associated with lack of response
50+ clinical trials

THERAPEUTIC IMPLICATIONS

Genomic Alterations Detected	FDA Approved Therapies (in patient’s tumor type)	FDA Approved Therapies (in another tumor type)	Potential Clinical Trials
ERBB2 amplification	Lapatinib Trastuzumab	None	Yes
PIK3CA F1047R	None	Temsirolimus Everolimus	Yes
EFGR L858R	None	Erlotinib Gefitinib	Yes
TP53	None	None	Yes

Note: Genomic alterations detected may be associated with activity of certain FDA approved drugs; however, the agents listed in this report may have varied clinical evidence in the patient’s tumor type. Neither the therapeutic agents nor the trials identified are ranked in order of potential or predicted efficacy for this patient, nor are they ranked in order of level of evidence for this patient’s tumor type.

We received and analyzed a tumor specimen from a middle-aged woman diagnosed with metastatic inflammatory breast cancer (IBC). She had initially received combination chemotherapy and targeted therapy including Herceptin® (trastuzumab), a commonly prescribed targeted therapy for breast cancer, but her disease progressed within 12 months. Few treatment options remained. FoundationOne identified several genomic alterations, among them an EGFR point mutation. This type of alteration is associated with unprecedented sensitivity to tyrosine kinase inhibitors targeting EGFR such as Iressa® (gefitinib) and Tarceva® (erlotinib) and are present in 20% of lung adenocarcinomas. However, this alteration is not reported with reproducible frequency in other tumor types, and, it would have been unlikely to have been included in a testing panel for breast cancer. On the basis of this finding, the patient commenced Tarceva (erlotinib) therapy as part of a combination regimen. Because therapies have traditionally been indicated based on the tumor’s anatomical location in the body, in this case, the breast, and because Tarceva (erlotinib) therapy is associated with a mutation commonly associated with lung (but not breast) cancer, it is likely that, without FoundationOne, this EGFR point mutation would not have been identified and Tarceva (erlotinib) therapy would not have been commenced. While on Tarceva (erlotinib) therapy, the patient experienced durable symptomatic and radiographic benefit that lasted eight months. The results of this case study were published in Clinical Breast Cancer in October 2013.

Our Platform for Biopharmaceutical Research and Development

For many of the same reasons our products provide information that is well suited for the clinical setting, our molecular information platform enhances the ability of our biopharmaceutical partner to develop targeted oncology therapies. We deploy our molecular information platform to analyze tissue samples provided by biopharmaceutical partners from their clinical trials. We use our core proprietary platform testing, computational biology, and information technology capabilities to provide our biopharmaceutical partners with comprehensive genomic profiling and information relevant to precision medicine strategies for both retrospective and prospective clinical studies and other drug development activities. Our platform capabilities enable our partners to:

•

accelerate clinical development timelines and increase the likelihood of patient response by prospectively analyzing tumor specimens to identify patients with certain genomic alterations for enrollment in clinical trials for targeted cancer therapeutics;

•	understand complex combinations of genomic alterations to facilitate development of companion diagnostic tests that may be necessary to bring a targeted cancer therapeutic to market;

•

guide usage and inform future development opportunities for experimental and marketed therapies by retrospectively analyzing clinical trial patients to stratify them as responders or non-responders based on presence or absence of certain genomic alterations;

•	create opportunities for drug combination studies or new target discovery by identifying mechanisms of primary and acquired resistance; and

•	inform improvements to clinical trial design by contributing to the understanding of why some clinical studies have not met their primary endpoints.

We currently have ongoing relationships with 18 biopharmaceutical partners, many of which are the leaders in developing targeted cancer therapies. Our relationships with our biopharmaceutical partners have expanded over time. Our publicly announced biopharmaceutical customers include Agios Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., Array BioPharma Inc., AstraZeneca UK Limited, Celgene Corporation, Clovis Oncology, Inc., Eisai Co., Ltd., Johnson & Johnson, Novartis, and Sanofi.

In addition to customary clinical settings in which physicians prescribe an FDA-approved therapy, approximately 3% of patients with cancer in the United States are currently enrolled in clinical trials of new experimental therapies sponsored by biopharmaceutical companies. By broadening our relationships with our biopharmaceutical partners, we expect to deploy our molecular information platform for an increasing portion of patients with cancer enrolled in clinical trials both in and outside the United States. We expect these relationships will continue to expand and may provide us with opportunities to sell our molecular information products for companion diagnostic development, research and development projects, and new target discovery and validation.

In addition to generating revenue, our relationships with our biopharmaceutical partners enable us to identify new genes under investigation that can be incorporated early into our molecular information platform and our products, and more broadly allow us to actively participate in the newest oncology therapeutics and practice. Also, we believe our activities with leading drug development companies that are focused on cancer therapeutics further our relationships with the broader oncology community, including thought leaders who are important to the adoption of our commercial products. We believe our biopharmaceutical customers provide us with near and longer term revenue and important strategic opportunities.

Biopharmaceutical Services Agreement

In November 2011, we entered into a laboratory master services agreement with Novartis pursuant to which we agreed to provide molecular information and genomic profiling analysis in support of Novartis’ clinical oncology programs. Pursuant to the agreement, we were paid based on the number of tests we performed. The original term of the agreement commenced in November 2011 and was set to expire in November 2014. In May 2012, we amended this agreement to extend the term through May 1, 2015 and to include certain guaranteed quarterly minimum payments by Novartis to us in return for our providing sufficient laboratory capacity to perform up to a maximum number of tests. We executed a second amendment to the agreement extending the term through at least September 2016. We will continue to provide sufficient laboratory capacity to perform our molecular diagnostic tests on patients from Novartis’ clinical oncology trials in exchange for fixed quarterly minimum payments. We will also provide molecular information owned by us upon Novartis’ request for an additional minimum quarterly payment. Novartis also has an option to extend the agreement for an additional two-year period. We may bill Novartis for any extra services performed if during each contract year Novartis provides excess samples such that the value of our services ultimately exceeds the payments already received under the quarterly schedule. The agreement also establishes a joint steering committee responsible for facilitating communication between the parties, overseeing collaboration, and periodically reviewing and setting overall goals and strategy for provision of our services to Novartis. Except for termination due to material breach of the agreement, Novartis is responsible for payments on services rendered through the termination date. The agreement also contains customary representations and warranties, indemnification, assignment, data privacy security measures and other provisions.

Market Opportunities for FoundationOne and FoundationOne Heme

We believe that the ability of FoundationOne to comprehensively address all solid tumors and FoundationOne Heme to comprehensively address all hematologic malignancies, and the ability of both products to deliver a clear, concise report detailing actionable genomic alterations and corresponding treatment options will continue to drive their adoption by physicians. In developing our commercialization strategy, we worked with our network of oncology thought leaders to identify the initial subsets of patients with solid tumors for whom FoundationOne was most likely to positively inform treatment decisions. Our initial marketing and selling efforts have focused on driving awareness of the potential utility of FoundationOne in these subsets of patients, defined as:

•	patients who had tested negative under the traditional hotspot tests for their tumor type, such as negative for alterations in the genes EGFR, ALK, and KRAS in non-small cell lung cancer;

•	patients for whom there was not enough available tissue to perform multiple hotspot molecular tests, such as patients with non-small cell lung cancer with very little tumor tissue left in archive;

•	patients for whom standard treatments had been tried and failed, such as patients with breast cancer who continue to progress despite multiple chemotherapy regimens;

•	patients with rare or uncommon tumors, such as certain sarcomas or non-colon/small-bowel gastrointestinal tumors, for whom no standard treatment approach exists; and

•	patients who had an aggressive disease, such as pancreatic cancer, or were late in the progression of their disease.

While these groups are not mutually exclusive, we estimate that there are approximately one million patients annually in the United States who suffer from the above-described or similar cancers based upon a combination of feedback from our network of oncology thought leaders, data published by the National Cancer Institute in the Cancer Statistics Review, and focused market research that we commissioned. This market research consisted of an analysis of a third party database (that included public and private cancer-related statistical information on tumor type, disease stage, clinical information, and disease outcomes) supplemented with confirmatory interviews from physicians who practice at a variety of cancer treatment centers, including academic research centers and community hospitals.

Hematologic malignancies, most commonly leukemias, lymphomas, and myelomas, are cancers that affect the body’s blood, lymphatic system, or bone marrow. Taken together, hematologic malignancies account for approximately 10% of new cancer diagnoses in the United States. In developing our commercialization strategy for FoundationOne Heme, we worked with our network of oncology thought leaders, including MSKCC clinicians with clinical and genomic expertise in hematologic malignancies, to identify the initial subsets of patients with hematologic cancers for whom FoundationOne Heme was most likely to positively inform treatment decisions. Our initial marketing and selling efforts have focused on driving awareness of the potential utility of FoundationOne Heme in these subsets of patients, including patients suffering from hematologic malignancies for whom standard treatments had been tried and failed, or refractory cases, certain forms of leukemia, including acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL), and chronic lymphocytic leukemia (CLL), as well as myelodysplastic syndromes (MDS). While these groups are not mutually exclusive, we estimate that there are approximately one hundred thousand patients annually in the United States who suffer from these or similar cancers.

As the number of available targeted therapies expands and as physicians gain further experience using comprehensive molecular information in their routine treatment decisions, we believe that the potentially addressable market for comprehensive molecular information products will expand over the next five years to include all patients who have metastatic disease, not limited to the challenging treatment categories noted above. These patients may include, for example, those who are earlier in the treatment cycle, those who suffer from a broader set of disease conditions or those patients diagnosed with rare and uncommon cancers regardless of stage. Our marketing and sales activities will then expand to driving awareness of the potential utility of FoundationOne and FoundationOne Heme in this broader set of patients. We estimate that this potential market expansion could include an additional 800,000 total patients annually, based upon the same combination of sources of information we used to estimate the size of the patient population we are initially targeting for FoundationOne and FoundationOne Heme.

Commercialization Strategy

We aim to drive awareness and adoption of our comprehensive molecular information products through our commercialization strategy to:

•	build an experienced, oncology-focused sales force in the United States and international distribution channels that are supported by dedicated company personnel;

•	collaborate with oncology thought leaders and leading institutions on FoundationOne clinical cases, clinical research, publications, and product development;

•	foster adoption and promote physician engagement through our medical affairs and client services efforts, and by developing and deploying practice-friendly technology resources to physicians;

•	publish important medical and scientific data in peer-reviewed journals and present at major industry conferences, and conduct clinical trials; and

•	work with patient advocacy groups and medical societies to drive awareness of FoundationOne and the importance of incorporating molecular diagnostics into cancer treatment.

Through these efforts, we seek to drive awareness of the unique capabilities of our products throughout the oncology community—from patients suffering from cancer, to the physicians treating them, to the third-party payors for these treatments and to biopharmaceutical companies developing new treatments—all with the goal of facilitating better-informed treatment decisions for the greatest number of patients with cancer. We believe that by driving physician and patient demand for FoundationOne and FoundationOne Heme, and by being part of improving patient outcomes, we will drive sales and obtain favorable reimbursement decisions by third-party payors.

Building An Experienced, Oncology-Focused Sales Force

United States

Our sales force in the United States targets oncologists and pathologists at hospitals and cancer centers. We launched FoundationOne in June 2012 with a sales force of only two people that has grown to 26 sales professionals, as of December 31, 2013, with backgrounds in oncology, pathology, therapeutics, and/or laboratory services. These sales professionals have an average of 10 years of experience in clinical oncology sales working at leading biopharmaceutical or specialty reference laboratory companies. We will continue to grow this specialized, oncology-focused sales force and support it with medical specialists who bring extensive knowledge in the design and use of molecular information products.

Our current sales efforts focus on building relationships with thought leaders at leading academic research institutions to demonstrate the clinical usefulness of FoundationOne and FoundationOne Heme. We also are building relationships in community oncology practice settings through leading physician networks. For example, The US Oncology Network, whose members include approximately 10% of all U.S. oncologists, selected us as one of its preferred molecular information partners. In addition, ION Solutions, a diversified physician services organization whose membership represents more than half of the private practice oncologists in the United States, recently selected us as its preferred partner for comprehensive cancer genomic profiling services. Other oncology networks, such as Cancer Treatment Centers of America, which has five centers nationally, have chosen to use FoundationOne and FoundationOne Heme across all of their centers. These networks expect to use FoundationOne and FoundationOne Heme to streamline ordering and data collection, to provide access to and guidance about use of the most advanced cancer testing and treatments, and to support their clinical trials.

As part of our early launch strategy to drive adoption, our sales force initially targeted key opinion leaders and leading cancer researchers. As we grow our sales force, we will increasingly have the capacity to target community hospitals and community-based cancer centers that need a reliable and collaborative partner for comprehensive molecular information testing.

International

Our international sales strategy is currently focused on partnering with leading distributors and selling directly to academic and medical centers. We have targeted various markets outside of the United States, principally based upon the demand from those markets and our own market assessments. As a result of these factors, we have and are responding to opportunities in Central and South America, Western Europe, portions of the Middle East, and Asia, and anticipate exploring opportunities in other geographic areas as well. We have recently begun expanding, and expect to continue to expand, our internal capacity to serve high demand markets by adding dedicated regional managers located outside the United States to oversee our relationships at the local level.

Collaborating with Thought Leaders To Shape the New Cancer Treatment Paradigm

We believe physicians look to peers and key thought leaders in the medical community when evaluating a new technology. Oncology thought leaders have historically been early adopters of new technologies because they have greater access to new therapies, clinical trials, and diagnostic tools than many community oncologists. Since our inception, our founders, medical affairs group, senior management, and now sales personnel and reimbursement teams have leveraged existing and built new relationships with these early adopters.

Key opinion leaders, or KOLs, and leading cancer researchers have embraced our comprehensive molecular information approach, including oncologists at premier cancer institutions such as MSKCC, Vanderbilt-Ingram Cancer Center, and The US Oncology Network. In addition to routinely using FoundationOne for clinical cases, these individuals and institutions collaborate with us on clinical studies, peer-reviewed publications, and medical and scientific conference presentations. We believe our relationships with KOLs help validate our platform, drive adoption of our clinical products in community oncology settings and international markets, establish our leadership position in the field of molecular information about cancer and thereby further our ultimate goal—to facilitate better-informed treatment decisions for the greatest number of patients with cancer.

Our relationships with KOLs in oncology have been instrumental in driving adoption of FoundationOne and FoundationOne Heme. We believe initial awareness of FoundationOne within the community oncology setting was largely driven by our publications and presentations with KOLs and the resulting peer-to-peer interaction they generated. We believe our effective engagement with KOLs largely explains why the majority of physician customers for FoundationOne placed their original orders even before being visited by our nascent sales team. We will continue to nurture these relationships with thought leaders as we drive adoption of FoundationOne and FoundationOne Heme.

Promoting Physician Interaction and Creating a Network Effect

We believe that if we can continue to integrate the results of our products into the everyday clinical practice of oncologists, we will become an even more important partner in their efforts to treat patients with cancer. Our goal is for physicians to use Interactive Cancer Explorer, our online portal, which we developed in consultation with Google Ventures, one of our investors, in the context of their busy clinical practices, to shape each patient’s treatment plan. Through Interactive Cancer Explorer, we deliver the key genomic information identified by FoundationOne and FoundationOne Heme in an organized fashion along with access to current information about the reported genomic alterations, associated therapies, and clinical trials.

Interactive Cancer Explorer presents complex genomic information in what we believe to be a practice-friendly interface that links directly into publicly available databases, such as PubMed and clinicaltrials.gov. The portal also provides direct links or references to journal articles and clinical trials information relevant to a patient’s identified genomic alterations. In the future, we intend for Interactive Cancer Explorer to link to additional public and private data sources like The Cancer Genome Atlas, the Cancer Genome Project, and others, as we continue to rationalize, correlate, and incorporate disparate sources of information into our products. By making this information more readily accessible to physicians, we make it easier for them to bring new, relevant information to each patient’s treatment plan. We are also developing additional applications for Interactive Cancer Explorer that we expect to launch in 2014.

The better we can integrate our solutions into a physician’s routine clinical practice, the more likely a physician is to order our products. Therefore, we have engineered our client support capabilities, such as online ordering and assistance with tissue sample procurement, to make it easier for physicians to use FoundationOne and FoundationOne Heme in their clinical practices.

Additionally, we are investing in our information technology architecture to allow physicians to collaborate and share response rates and other clinical information with each other, regardless of location, in compliance with applicable privacy regulations. Over time, we will expand our capacity to capture, aggregate, analyze and facilitate the broader exchange of genomic data across the global oncology community. We are developing a data platform that efficiently captures and allows for the analysis of data that we believe will eventually create a network effect as more data is gathered, which we expect will lead to more users, more comprehensive datasets, and ultimately more business opportunities.

Supporting Adoption Through Publications and Clinical Trials

We believe the successful completion of multiple clinical trials, our publication of scientific and medical results in peer-reviewed journals, and presentations at leading conferences are critical to the broad adoption of products enabled by our proprietary platform. Our publications and presentations to date have helped communicate our capabilities and the clinical results that early adopters of our platform have achieved. We will continue to use these channels to drive commercial adoption of FoundationOne and FoundationOne Heme and obtain favorable reimbursement decisions.

Since the beginning of 2012, we have had:

•

30 peer-reviewed articles published or accepted for publication, including by Nature Medicine, Nature Biotechnology, Clinical Cancer Research, Cancer Discovery, Cancer Research, Clinical Breast Cancer, Hematology & Oncology, American Journal of Surgical Pathology, Journal of Clinical Oncology, Journal of Thoracic Oncology, Blood, and Genome Medicine;

•

over 50 poster presentations based on clinical and research data that have been accepted and presented at major scientific conferences on themes that include the identification of multiple novel actionable drug targets, known drug targets in novel tumor types, novel resistance mechanisms to targeted therapies, new insights into models of metastasis, and novel hypotheses on the molecular basis of response or resistance to certain targeted therapies; and

•

more than 20 speaking presentations at scientific meetings such as ASCO, American Association of Cancer Research (AACR), San Antonio Breast Cancer Symposium, US and Canadian Association of Pathology (USCAP), Advances in Genome Biology and Technology (AGBT), and the American Society of Hematology (ASH), among others.

We have a number of company-sponsored clinical trials and clinical trials sponsored by individual physicians, or investigator-initiated clinical trials, underway, such as:

•

The US Oncology Decision Impact Study. This study is designed to assess the impact of FoundationOne on physician decision-making in a real world setting. FoundationOne will be performed on solid tumors from 300 patients during their second or later line of therapy. When the patient progresses, the impact of FoundationOne in switching a physician’s recommended next course of treatment will be evaluated. Other endpoints may be evaluated as well.

•

The FoundationOne Registry. The objective of this study is to better understand the impact of FoundationOne on a clinical population including, importantly, how physicians act on the results and how the results impact care and outcomes. The study is designed to recruit up to 3,000 patients over three years, with the initial 500 patients drawn from all patients for whom the FoundationOne test is ordered. A wide array of clinical variables will be assessed, including subsequent treatments and responses to those treatments. These patients will be followed for one year. The later cohorts of patients will be adaptive, with entry criteria to be determined based on initial outcomes of the study.

•

The MD Anderson Prospective Study. This study aims to compare the clinical outcomes of patients who are treated with targeted therapy after testing with FoundationOne compared to historical outcomes for patients treated with chemotherapy. The study is designed to enroll a group of 300 patients with advanced solid tumors who are screened at enrollment with FoundationOne. These patients will then be treated with a targeted therapy selected on the basis of the FoundationOne report. The clinical outcomes for these patients will be compared to recent historical results for patients who received treatment with conventional chemotherapy for the same tumor types and stage.

•

Our Study with MSKCC on FoundationOne Heme. In this study, MSKCC and our researchers used FoundationOne Heme to analyze routine cancer specimens from 319 patients with a range of hematologic malignancies, including leukemia, lymphoma and myeloma. The data from the study, which was presented at the American Society of Hematology Annual Meeting in December 2013, demonstrated the feasibility of comprehensive genomic profiling in patients with hematologic malignancies. FoundationOne Heme enabled the identification of genomic alterations that are molecular drivers of the observed patients’ cancers which may help to expand and inform treatment options for individual patients, advance the development of new therapies against these targets, and ultimately improve patient outcomes. In addition, robust analytic validity was demonstrated.

Engaging With Patient Advocacy Groups and Other Important Stakeholders to Drive Awareness

We have established relationships with many patient advocacy groups to drive awareness of our test and to educate the advocacy community and other key stakeholders, including major medical societies and networks, about the shifting oncology paradigm towards precision medicine.

Patient advocates are important stakeholders in the cancer community because they have influence within the patient community and with health care providers, key opinion leaders, and policy makers. We established our advocacy relations program early in 2011 with the following goals:

•	develop awareness around genomic testing;

•	position us as a patient-centered company within the patient community by creating goodwill and becoming a trustworthy corporate partner;

•	effectively shape the dialogue around cancer genomics with key constituents; and

•	work with advocates to help increase genomics conversation and drive the use of molecular information testing.

To date, we have been successful in establishing key relationships to help educate advocates about us and our capabilities in oncology. Some of the organizations we engage with include Friends of Cancer Research, Patient Advocate Foundation, Clearity Foundation, American Cancer Society Cancer Action Network, Lung Cancer Foundation of America, Bonnie J. Addario Lung Cancer Foundation, Uniting Against Lung Cancer, Pancreatic Cancer Action Network, and Education Network to Advance Cancer Clinical Trials. In 2012 and 2013, we hosted roundtable meetings with representatives from several patient advocacy organizations, establishing our commitment to understanding patients’ needs and positioning us as a neutral facilitator of oncology stakeholders, with important insight and relationships across industry, advocacy, and regulatory bodies. Through these activities to date, we have developed the basis for a meaningful advocacy relations program, with opportunities to more strategically engage advocates moving forward.

Our relationships with other influential organizations that shape the delivery of care are also critical as we work to develop and educate the market. We aim to work with many organizations, including the National Comprehensive Cancer Network, ASCO, CAP and others regarding the role of NGS and broader molecular profiling in the evaluation of patients and their tumors. We are working with these organizations both on potential educational initiatives as well as the evolution of guidelines, which today are very much tumor-type specific, to recognize the growing importance of the molecular characterization of the collection of diseases known as cancer.

Payment and Reimbursement for Our Molecular Information Products

The principal groups that currently pay us, or that we expect to pay us in the future, for our molecular information products include:

•	our biopharmaceutical customers, with whom we have individual agreements;

•	certain hospitals, cancer centers, and other institutions that pay us directly at negotiated rates for their physicians’ test orders;

•	international patients and distributors who pay us directly at agreed-upon prices;

•	commercial third-party payors who currently pay us based on Current Procedural Terminology, or CPT®, codes;

•	government payors, including Medicare, to whom we recently began submitting claims, and state Medicaid plans, to which we are currently applying; and

•	patients who make co-payments and pay deductibles and other amounts that we have been unable to collect from their third-party payors.

We believe that our products present unique solutions for commercial third-party payors and government payors who are faced with an increasingly complex and dynamic cancer diagnostic and treatment environment. These complexities include a growing number of single-marker and hotspot panel tests, the increasing number and cost burden of targeted oncology therapies, and an underlying shift in physicians’ treatment of cancer that is based on molecular pathways rather than tumor location. In addition, this shifting treatment paradigm comes at a time when commercial third-party payors and government payors are increasingly making significant efforts to contain healthcare costs. We believe the use of FoundationOne and FoundationOne Heme aligns with payors’ goals to improve the safety, efficacy, and affordability of cancer diagnosis and treatment.

Adequate reimbursement is an important factor in achieving broad clinical adoption of FoundationOne and FoundationOne Heme. At the same time, we believe broad clinical adoption will help drive favorable reimbursement decisions. To achieve broad reimbursement coverage with commercial third-party and government payors, including Medicare and Medicaid, we are focused on demonstrating the economic and clinical value of FoundationOne and FoundationOne Heme to payors by:

•

Setting a High Bar for Validation and Performance. Our products provide actionable results that are highly reproducible and sensitive, and we believe that a majority of our actionable results would not be detected by any other commercial tests on the market today. Patients may benefit from our detection of otherwise unknown genomic alterations that can lead to their physicians choosing alternate therapies. We have presented data on the reproducibility, sensitivity, specificity, and comprehensive scope of FoundationOne and Foundation One Heme at numerous conferences and in peer-reviewed journals. Moreover, the analytic validation results of our studies on FoundationOne were published in Nature Biotechnology in October 2013.

•

Increasing Physician Demand. More than 2,100 physicians from both large academic centers and community-based practices across more than 25 countries have ordered FoundationOne since its formal commercial launch in June 2012. The expansion of our sales force is driving accelerated volume growth by expanding and strengthening customer relationships with academic and community-based oncologists. We believe that this adoption, including significant repeat usage, demonstrates growing physician demand for a single, comprehensive solution to help in the treatment of their patients. In addition, we believe that increasing adoption and consistent utilization of our products and their impact on improving outcomes for patients with cancer will lead to favorable reimbursement decisions.

•

Engaging Key Members of the Oncology Community. We will continue to work with oncology thought leaders, professional societies, patient advocacy groups, and cancer networks. We believe these relationships help validate our platform, drive adoption of our products in the broad community oncology setting and establish our leadership position in the field of molecular information about cancer. In addition, we believe adoption of our products by key members of the oncology community will help to influence the inclusion of FoundationOne and FoundationOne Heme in practice guidelines as well as coverage decisions by commercial third party payors and government payors.

•

Publishing in Peer-Reviewed Publications. We seek to publish in scientific and medical journals such as Nature Medicine, Nature Biotechnology, Journal of Thoracic Oncology, Cancer Discovery, Clinical Cancer Research, Blood, Hematology & Oncology, and others. Our publications have covered novel scientific findings, clinical actionability of test results, individual patient outcomes, and common traits of genomic alterations in primary and metastatic tumors, among many others. We believe that our approach, which we have designed to be rigorous and data-driven, is important in establishing requisite evidence of our analytical validity, clinical validity, and clinical utility with payors.

•

Demonstrating Clinical Utility. To demonstrate the impact of FoundationOne on physician treatment decisions and patient outcomes, we are conducting a number of clinical studies with organizations such as US Oncology, MD Anderson Cancer Center, MSKCC, and other leading academic medical centers. We are also enrolling patients into a registry through which we will track changes in physician treatment patterns as well as longitudinal patient outcome data.

•

Improving Health Economics. We have built economic models to measure the financial benefits of using our products in guiding patient treatment by selecting targeted therapies for each patient and for minimizing the use of drugs that will not likely have a positive impact. We plan to use the data we gather through the use of these models as we meet with commercial third-party payors and government payors.

Since, to our knowledge, FoundationOne and FoundationOne Heme are the only commercially available comprehensive molecular information products designed to assess all types of solid tumors and hematologic malignancies, we believe there is no direct precedent for reimbursement of our tests by commercial third-party payors and government payors. In addition, the reimbursement environment is evolving as regulators and payors try to establish new rules and frameworks for the reimbursement of molecular diagnostic tests.

The current list price for the FoundationOne test is $5,800, and the current list price for the FoundationOne Heme test is $7,200. Payment for the tests is not certain and may come from various sources. Actual payment will often be less than the list prices. Sources of current or potential payment include: (1) commercial third-party payors, such as health insurance or managed care plans; (2) government health benefit programs such as Medicare and Medicaid; (3) other healthcare providers, such as hospitals, accountable care organizations, or ACOs, cancer centers and other institutions; (4) international distributors; and (5) individual patients.

Currently we are not a participating provider with any commercial third-party payors and therefore do not have specific coverage decisions for FoundationOne or Foundation One Heme with established payment rates. Currently, commercial third-party payors reimburse our claims for FoundationOne based upon stacked CPT codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of payors outsource our claims for FoundationOne to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by the third-party payor on a case-by-case basis. Since FoundationOne Heme was just launched in December, 2013 we have limited reimbursement experience with the test.

We are not currently a participating provider in any state Medicaid program and therefore do not have coverage decisions under which our tests are covered by these Medicaid programs. We are a participating provider in the Medicare program, but, as described below, currently no specific Medicare national or local coverage determinations for FoundationOne or FoundationOne Heme with established payment rates have been issued.

We do have agreements in place with various healthcare providers and with international distributors pursuant to which we process FoundationOne and FoundationOne Heme tests on specimens submitted, and the providers or distributors pay us for the test results based on negotiated rates. Those rates vary but are less than our list prices. We may also negotiate rates with individual patients, if the patient is responsible for payment.

In 2012, we submitted claims for FoundationOne to commercial third-party payors using CPT codes that were procedural-based, and we have been reimbursed for a significant majority of these claims following the completion of the claims process. On January 1, 2013, new CPT codes for molecular testing services took effect. We elected to submit claims for FoundationOne to commercial third-party payors using these new CPT codes and have received payments based on these claims. Commencing in 2014, we intend to submit claims for FoundationOne Heme utilizing these new CPT codes. In 2014, to facilitate the reimbursement of claims, new CPT codes are under consideration that are intended to classify with greater specificity those molecular tests that rely upon next generation sequencing. We do not expect these new CPT Codes to be available prior to 2015. If introduced, these new CPT codes may not adequately cover our tests, or if they cover our tests, may not appropriately differentiate our comprehensive molecular tests from other molecular tests. Until these new CPT codes become available, we intend to continue submitting claims for our tests utilizing methodologies that we believe will be in the most effective under the circumstances, including stacked CPT codes, McKesson Z-Codes and other potential approaches.

Since we are not currently a participating provider with commercial third-party payors, and we have not received a coverage decision from any commercial third-party payor, payment for our test remains uncertain. We request that physicians discuss with their patients the potential responsibility of the patient for the cost of our products should their insurance policy not cover those costs. We undertake the primary responsibility for obtaining third-party reimbursement on behalf of patients, including appeals for any initial denials, prior to billing a patient. With this practice established, we believe that most patients receiving our tests know that they may be responsible for some portion of the cost of the test should their third-party payor deny or limit coverage. We also offer a comprehensive patient assistance program to support patients whose incomes are below certain thresholds and to allow for extended payment terms, as necessary, given the patient’s economic situation.

We enrolled in the Medicare program in order to bill Medicare for FoundationOne and Foundation One Heme tests performed for the benefit of Medicare patients. There is currently no national determination that provides for coverage of our tests by Medicare. In the absence of national coverage determinations for our tests, local Medicare administrative contractors, or MACs, that administer the Medicare program in various regions have some discretion in determining coverage, and therefore, payment for our tests. When FoundationOne was launched in 2012, our then-current MAC requested that we not submit claims for services provided to Medicare patients to allow our MAC time to assess the appropriate coding, coverage and payment for FoundationOne. To accommodate this request, we deferred the submission of claims until November 2013, when we initiated the process of submitting claims to National Government Services, our current MAC, for FoundationOne for Medicare patients with dates of service on or after November 1, 2013.

The claims submitted to National Government Services use a miscellaneous CPT code. When submitting claims for services or procedures that do not have specific CPT codes, providers may submit those claims using a code, referred to as the miscellaneous code, to provide the means of reporting and tracking services and procedures until a more specific code is established. We have not yet received a response to, or any payments from, Medicare for the claims that have been submitted. The claims submitted to National Government Services may be denied or paid, in whole or in part. If a claim is denied or paid in part, we may decide to appeal the denied claim or any denied portion of the claim. National Government Services may also issue a negative coverage determination for one or both of FoundationOne or FoundationOne Heme that would apply to future claims or National Government Services may defer processing or paying a claim pending the issuance of a coverage determination for one or both of FoundationOne and FoundationOne Heme. Once a coverage determination is made, we will have the opportunity to submit additional materials to National Government Services in support of an adjustment to such determination.

Given the multiple potential outcomes that could result from the submission of our claims to National Government Services, we may determine to provide appropriate advance notices to patients covered by Medicare to enable us to bill a Medicare patient for all or part of a claim that is denied coverage by National Government Services. Based on the response of National Government Services to our initial submitted claims, we will also assess our ability to submit claims to Medicare, or bill Medicare patients, for the 1,842 FoundationOne tests with dates of service before November 1, 2013. If we submit claims for these tests, and if Medicare denies coverage for these previously reported tests, our ability to bill Medicare patients for such tests will be limited.

We are also in the process of registering to participate in state Medicaid plans. The number of patients covered by Medicaid plans is expected to increase significantly over the next several years in connection with the Affordable Care Act that was signed into law on March 23, 2010.

To assist payors in making reimbursement and coverage decisions, the McKesson Diagnostics Exchange™, or McKesson DEX, has been created. Tests that are registered with McKesson DEX are assigned, based on the uniqueness of each test, a five-digit alphanumeric McKesson Z-Code™ identifier, or Z-Code. These identifiers are intended to enable the consistent identification of tests across systems by laboratories, providers, and payors. Because we believe the current Z-Codes associated with our test do not adequately address the comprehensive and precise characteristics of FoundationOne and FoundationOne Heme, we have submitted an application to McKesson DEX to establish unique Z-Codes for FoundationOne and FoundationOne Heme.

Palmetto GBA, a Medicare administrative contractor that currently plays a leading role in discussions about coverage determinations for complex molecular tests, has established the Molecular Diagnostic Services program, or MolDX. MolDX is currently used to help determine coverage and payment for Medicare in 17 states. Z-Codes have been adopted by Palmetto as part of MolDX. While Massachusetts is not one of those states, MolDX is expected by many to be adopted broadly by other Medicare administrative contractors and US commercial payors, including potentially, National Government Services, our Medicare administrative contractor in Massachusetts.

The American Medical Association, or AMA, is responsible for establishing CPT codes. In 2013 the AMA began working with McKesson DEX to map Z-Codes to CPT code sets in a project known as CPT CodeBridge™. CPT CodeBridge is expected to be released in early 2014. The map between CPT code sets and Z-Codes is expected to facilitate coverage and payment decisions by payors.

Currently, FoundationOne and FoundationOne Heme are mapped to existing CPT codes. The AMA is considering the development of new CPT codes that are intended to describe and categorize complex molecular tests built on next generation sequencing platforms. These new CPT codes are expected to be established by the AMA in 2014. A new CPT coding framework, if adopted by the AMA in a manner that reflects the comprehensive and unique characteristics of FoundationOne and FoundationOne Heme would also complement the adoption by McKesson DEX of unique Z-Codes for FoundationOne and FoundationOne Heme.

Investing in Ongoing and New Product Innovations

We were founded as a scientifically and medically driven company and are dedicated to ongoing innovation both in our molecular information platform and our commercial product pipeline. We have invested, and continue to invest, significant time and resources toward the improvement of our platform and products and toward the introduction of new products.

We believe we have a first mover advantage in offering comprehensive molecular information products that interrogate with precision the genes known to be altered in human cancer. Since our formal commercial launch of FoundationOne in June 2012, we have continued to invest in its improvement, including by updating the product in December 2012 from 180 genes to include the entire coding sequence of 236 genes, enhancing methods to utilize less tissue, lower tumor purity requirements and achieve higher sensitivity, and creating processing improvements to drive down turn-around time.

We have also incorporated RNA-based sequencing technology into FoundationOne Heme to identify additional gene fusions commonly found in hematologic malignancies, pediatric cancers, and sarcomas. Leveraging this innovation with the clinical and genomic expertise in hematologic malignancies of MSKCC’s clinicians, we launched FoundationOne Heme in December 2013.

We endeavor to stay at the cutting edge of genomic testing and cancer care and to maintain our advantages by continuously exploring and developing new clinically-relevant approaches to molecular information products. Our ongoing research efforts to advance our product pipeline and expand the impact of molecular information for improving cancer care include:

•

further refinement to the hybrid capture strategy by which we isolate cancer genes of interest from tumor samples so that we can more rapidly incorporate novel cancer genes as they are discovered into FoundationOne;

•

potential development and introduction of new products for monitoring patients’ tumor burden over time, utilizing new technologies that enable processing of circulating tumor cells and cell-free plasma DNA; and

•	enhancing molecular profiling ability through RNA sequencing and developing plans to expand into epigenetics, methylation, immune response, and other areas.

In addition, Interactive Cancer Explorer, our online portal, allows physicians to access the key genomic information identified by FoundationOne and FoundationOne Heme along with current information about the reported genomic alterations, associated therapies, and clinical trials. Google Ventures, one of our equity investors, provided us with advice and consultation on the design of Interactive Cancer Explorer portal without charge and is currently advising us on concept development for future features of Interactive Cancer Explorer and providing recruiting assistance for technical personnel. Google Ventures provides this type of free support to its portfolio companies from time to time and although it has no contractual obligation to continue to provide such support, Google Ventures may continue to provide such free assistance upon our request. Interactive Cancer Explorer presents complex genomic information in what we believe is a practice-friendly interface that links directly into publicly available databases, such as PubMed and clinicaltrials.gov. The portal also provides direct links or references to journal articles and clinical trials information relevant to a patient’s identified genomic alterations. In the future, we intend for Interactive Cancer Explorer to link to additional public and private data sources like The Cancer Genome Atlas, The Cancer Genome Project, and others, as we continue to rationalize, correlate, and incorporate disparate sources of information into our products. By making this information more readily accessible to physicians, we make it easier for them to bring new, relevant information to each patient’s treatment plan. We are also developing additional applications for Interactive Cancer Explorer that we expect to launch in 2014.

Building a Cancer Knowledgebase to Improve Patient Care

The increasing availability and understanding of molecular information about cancer is driving a revolution in treating the entire class of diseases. We will seek to leverage the vast array of genomic data generated by our molecular information platform together with clinical data to position ourselves at the nucleus of this new treatment paradigm.

Our biopharmaceutical partners have already begun using our data to further refine clinical trial design and drug development. For example, at the annual meeting of ASCO in 2013, one of our biopharmaceutical partners presented both clinical and genomic data regarding a Phase II trial of their therapy in patients with advanced ovarian cancer that failed to meet its endpoint. Before our involvement, a minority of patients had been tested for a limited set of genomic alterations using traditional hotspot panel tests. We were subsequently engaged by the biopharmaceutical company to conduct comprehensive genomic profiling on the clinical trial patient samples. Our analysis identified a significant number of additional genomic variants that predicted response to the drug, created new hypotheses to test in upcoming Phase III trials, and may have increased the target population who could benefit from this therapeutic approach.

We are investing in our technology infrastructure to allow oncologists to collaborate and share response rates and other clinical information in a manner compliant with privacy laws. We have launched our Interactive Cancer Explorer portal, which we developed in consultation with Google Ventures, one of our investors, and through which we report test results and link to relevant scientific and medical literature and clinical trial information. We also intend to make Interactive Cancer Explorer accessible through dedicated mobile applications. Over time, we will expand our capacity to capture, aggregate, analyze, and facilitate the broader exchange of genomic data across the global oncology community. We are developing a data platform that efficiently captures and allows for the analysis of data that we believe will eventually create a network effect as more data is gathered which will lead to more users and ultimately more comprehensive datasets.

We believe that our molecular information platform will continue to add to the collective knowledgebase of cancer biology and clinical practice and potentially contribute to advancements in the treatment of cancer by:

•	creating additional utility for our physician customers by delivering new potentially actionable information through our Interactive Cancer Explorer portal;

•	informing patient care decisions;

•	providing molecular epidemiology for novel and known targets for target validation;

•	identifying known drug targets in novel tumor types;

•	identifying novel resistance mechanisms to targeted therapy;

•	discovering new insights into models of metastasis;

•	illuminating new cancer targets, including determining the role of genomic variants of previously unknown significance;

•	enabling combination therapy; and

•	enhancing clinical trial design.

Though we are in the early stages of data aggregation, we expect the importance of our molecular information strategy will increase with the number of our patient cases and as we augment the database with clinical data. If we, in conjunction with oncologists, pathologists, biopharmaceutical companies, and academic researchers, can successfully capture and utilize this data, we believe we can continue to play an even more integral part in transforming care for the millions of patients suffering from cancer.

Operations

Composition of FoundationOne and FoundationOne Heme Analyses

We perform all of our tests in our diagnostic laboratory located in Cambridge, Massachusetts. When a physician orders FoundationOne or FoundationOne Heme, he or she does not need to alter the standard surgical technique or tissue handling processes. The physician’s staff typically completes an order form (either by hand, electronically, or via electronic medical records technology), packages the specimen in a kit we provide and then ships the kit via overnight carrier. Once we receive the specimen at our laboratory and enter all pertinent information about the specimen into our clinical laboratory information management system, we prepare the specimen for testing. Each FoundationOne and FoundationOne Heme analysis consists of three parts: specimen preparation, sequencing, and data analysis.

Specimen Preparation

For FoundationOne, our first step is pathology review, in which we assess the quality of the tissue sample to determine if it is suitable for testing using FoundationOne. We are able to process samples for testing using a very small amount of DNA. In general, the sample must be at least 40 microns in thickness and consist of at least 20% tumor cells. Approximately 95% of all specimens we receive meet these requirements. Almost all samples meeting our tissue requirements will allow extraction of enough high-quality DNA (50 nanograms) for FoundationOne for solid tumor analysis.

For FoundationOne Heme, where samples are submitted as FFPE blocks or slides, the process and requirements are exactly as outlined for FoundationOne above except that we extract RNA as well as DNA. For FoundationOne Heme samples received in this manner we require 500 nanograms of RNA in addition to the 50 nanograms of DNA. For FoundationOne Heme samples submitted as liquids, such as blood or bone marrow aspirates, it may not be possible to measure the percentage of tumor content and thus samples proceed directly to extraction where we require 300 nanograms of RNA as well as the 50 nanograms of DNA because the quality of the extracted RNA is higher than from FFPE tissue.

Following FoundationOne test ordering, pathology review and DNA extraction, the extracted DNA is broken down into small fragments which we then manipulate using standard and molecular biology techniques, some of which represent our trade secrets and know-how, to create a complex mixture of DNA molecules. We then separate DNA fragments from the relevant cancer genes through our proprietary hybrid capture process. After hybrid capture, we are ready to interrogate the DNA content to determine where the critical genomic alterations exist.

The DNA component of the FoundationOne Heme test is identical to FoundationOne described above, but the RNA component has an additional step where the RNA must first be converted into cDNA. Once in this state, the RNA component of the FoundationOne Heme test progresses side by side with the DNA component.

Sequencing

The content of each DNA or cDNA molecule is determined using a process called sequencing in which sequences of DNA molecules, or nucleotides, are identified in every position of every molecule. NGS involves the massively parallel sequencing of DNA or RNA isolated from human cells that, in the context of cancer, can be applied to genes throughout the entire cancer genome. FoundationOne and FoundationOne Heme are able to detect genomic alterations that may be present in as low as 1% of all cells being tested. We have made substantial modifications to our process in order to maximize throughput, efficiency and quality based upon the NGS technology we currently use that is supplied by Illumina.

Data Analysis

At the end of the sequencing process we have identified the sequence of every DNA molecule in the mix and that data is entered into a sophisticated series of our proprietary computational algorithms designed to detect and identify all genomic alterations present in the cancer sample.

The first analysis looks at the quality of every sequence and discards anything below a certain quality threshold. The next step involves a careful alignment of every DNA sequence with a known reference sequence. We have validated our algorithms that perform this alignment by running tens of thousands of samples through the process, and we are continually improving our ability to perform this analysis. Once all DNA sequences are aligned against the reference, specific algorithms look for differences between the sequenced DNA and the reference. These differences represent potential genomic alterations.

Not all of the genomic alterations that are detected are responsible for driving the cancer. Therefore, we further distill the alterations to a point where we have a list of only those alterations where there is a therapy, FDA-approved drug, or available clinical trial for which the patient is eligible based on the genomic characteristics of his or her sample. A qualified computational biologist further scrutinizes identified alterations to ensure accuracy.

The last part of our process involves synthesizing the information regarding the identified alterations into actionable information. This is a multi-faceted procedure performed by a team of trained scientists that culminates in the production and review of a patient result report. This document contains information about the alterations detected and what therapeutic options may be available based on the genomic findings. It is this result report that is returned to the ordering physician who can use the data in conjunction with a clinical assessment to inform his or her treatment decisions.

A FoundationOne report is typically delivered to the physician within 14 to 17 days from our receipt of the sample in the case of solid tumors and within 28 days in the case of FoundationOne Heme.

Quality Assurance

We are committed to providing reliable and accurate molecular information to our customers. Accurate specimen identification, timely communication of results, and prompt correction of errors is critical. We monitor our quality through a variety of methods, including performance improvement indicators, proficiency testing, internal and external audits, and satisfaction surveys. Any quality concerns and incidents are subject to risk assessment, root cause analysis and a corrective action plan that is reviewed monthly with department management to ensure that we are providing the best products possible to our customers. Protection of patient results from misuse and improper access is important and thus patient confidential information is limited to necessary personnel.

We have established a comprehensive quality assurance program for our laboratory designed to produce accurate and timely test results and to ensure the consistent high quality of our tests. Our quality assurance program includes policies and procedures covering personnel qualifications and training requirements, process and test validation, quality control of reagents and test processes, proficiency testing, routine monitoring, and internal audit. Quality control metrics are assessed at various points in the testing process and final disposition of patient results requires adherence to quality control metrics that meet and exceed recommendations by professional organizations and regulatory authorities. Additionally, the long-term trends in quality control metrics is reviewed monthly by management. Our quarterly internal quality assurance audits cover pre-analytic, analytic and post-analytic functions, assess improvement indicators, and sets new metrics for the following quarter. We also have an extensive, internally administered program of specimen proficiency testing to ensure that test performance is reproducible and functioning optimally.

Policies and procedures have been developed to satisfy all applicable requirements necessary for federal and state licensures and accreditation for clinical diagnostic laboratories. We follow the policies and procedures for patient and employee safety, hazardous waste disposal, and fire codes stated in the general laboratory procedure manuals. We believe that all pertinent regulations of CLIA, Occupational Safety and Health Administration, Environmental Protection Agency, and FDA are satisfied by following the established guidelines and procedures of our quality assurance program.

Reproducibility

Our ability to reproduce high quality results is critical to ensuring that we deliver better-informed treatment options to the greatest number of patients with cancer. We have worked to ensure the results of FoundationOne and FoundationOne Heme are commensurate by conducting an extensive analytical validation that robustly demonstrates test performance using both reference specimens and hundreds of routine FFPE clinical cancer specimens with results derived from prior standard diagnostic tests. For example, in validation studies on actual clinical cancer specimens, including samples where as few as 20% of the nuclei in the specimen were derived from tumor cells, high accuracy for FoundationOne was observed across all classes of genomic alterations, including sensitivity greater than 99% for detection of base substitutions, greater than 98% for detection of insertions and deletions, and greater than 95% for detection of copy number alterations. Our specificity was greater than 99% across all classes of alterations.

Supply Agreement

In July 2013, we entered into a five-year supply, service and support agreement with Illumina, or the supply agreement, for Illumina to provide products and services that support and can be used for the gene sequencing component of our molecular testing activities. During the term of the supply agreement, Illumina will supply us with sequencers, reagents and other consumables for use with the Illumina sequencers, and service contracts for the maintenance and repair of the sequencers.

During the term of the supply agreement, we are required to make a rolling forecast of our expected needs for reagents and other consumables, and we may place purchase orders for reagents and other consumables that conform to such forecast. Illumina may not unreasonably reject conforming purchase orders and will, in its reasonable discretion, accept additional purchase orders for quantities of reagents and other consumables beyond our forecast requirements. During each six-month period we have a binding obligation to purchase an amount of reagents and other consumables equal to the greater of a percentage of our six-month forecast and a fixed minimum amount. Subject to discounts that vary depending on the volume of hardware and reagents and other consumables ordered, the price for sequencers and for service contracts is based on Illumina list prices, and the price for reagents and other consumables is based on contract prices that are fixed for a set period of time and may increase thereafter subject to limitations. The supply agreement does not require us to order minimum amounts of hardware, or to use exclusively the Illumina platform for conducting our sequencing.

We may use equipment, reagents and other materials supplied by third parties in the operation of our business. The agreement contains customary use limitations, representations and warranties, indemnification, limitations of liability, and other provisions.

Intellectual Property

Our business relies upon proprietary technologies, methods and processes, product designs and branding that we have invented, developed, or licensed. Our policy is to seek patent protection and trademark registration for commercially valuable assets we develop, as appropriate, and maintain as trade secrets other aspects of our proprietary platform, processes, and know-how.

Patents

Our patent portfolio includes pending U.S. provisional and utility applications, and strategically focused corresponding international applications filed via the Patent Cooperation Treaty, or PCT, and foreign national and regional counterpart applications. We believe our portfolio of patent applications includes applications that will protect our business in the United States and in foreign jurisdictions in which we elect to pursue and are successful in obtaining patent rights. These applications fall into three broad categories:

•

applications relating to our genomic testing procedures, including claims directed to process advances in solution hybridization, bait selection and capture, mutation calling algorithms, somatic versus germline alteration differentiation, and reduction of off-target hybridization;

•

applications relating to genomic discoveries, including claims relating to novel genomic alterations correlated to various cancers and associated methods of treatment of patients harboring such genomic alterations; and

•

applications relating to genomic information delivery, including claims directed to web-mediated systems for capturing, managing, tracking and reporting genomic information, and associated clinical outcome data.

A number of our patent applications that pertain to genomic alterations and associated methods of treatment provide us with potential royalty-bearing licensing opportunities. These opportunities arise primarily with companies developing or selling therapeutic products for cancer treatment. These companies may determine that the products or tests they are developing or selling require a license to the methods claimed in our patent applications.

Trade Secrets and Trademarks

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant elements of FoundationOne, including aspects of sample preparation, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and commercial partners. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship and that all inventions or developments resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets.

We also seek trademark protection in the United States and in foreign jurisdictions where available and when appropriate. “Foundation Medicine” is a registered mark in the United States and other countries, and “FoundationOne” is a registered mark in several countries with registration pending in the United States.

Competition

We believe FoundationOne and FoundationOne Heme are currently the only commercially available comprehensive molecular information products that provide a fully informative genomic profile in a concise and actionable format designed for use in the clinical setting. Our principal competition comes from existing mainstream diagnostic companies that offer single-marker or hotspot panel tests that can capture only the most common and known gene alterations and a limited set of gene rearrangements. Although these tests assess only a limited number of genes and are unable to detect copy number alterations and often miss short insertions and deletions, in many circumstances, these are the diagnostic methods that physicians use and have used for many years. It may be difficult to change the methods or behavior of the referring physicians to incorporate our products into their practices. In addition, academic research centers and NGS platform developers are offering or developing NGS-based testing intended to be comprehensive for known cancer genes that may seek to compete with FoundationOne or FoundationOne Heme on the number of genes they interrogate. However, we are not aware of any of these tests having sufficient sensitivity and specificity, operational scale, or reporting elements to fit the realities of current clinical practice, including volume and quality limits of tumor samples, demands on turnaround time, and ease of use.

Single-Marker and Hotspot Panel Tests

We may face competition from companies that offer products or have conducted research to profile genes and gene expression in various cancers. Personalized genetic diagnostics is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results comparable or superior to the results we are able to achieve. Our competitors include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, as well as companies that manufacture or may manufacture diagnostic testing kits such as Abbott Laboratories, Qiagen N.V., Roche Molecular Systems, Inc. and Sequenom, Inc. These kits, which companies often include with capital equipment and reagents to local pathology laboratories, can be used directly by the physician, which can facilitate adoption. In addition, companies such as Genomic Health, Inc. and Myriad Genetics, Inc. have well-established commercial organizations that sell molecular diagnostic tests to physicians and may develop tests which compete with FoundationOne and FoundationOne Heme on price.

Academic Research Centers and NGS Platforms

Many hospitals and academic centers may look to internalize the type of comprehensive molecular testing we perform. Our competition may include entities such as the MD Anderson Cancer Center, University of Michigan, Baylor Medical Genetics Laboratories, Washington University in St. Louis, and other academic hospitals and research centers. Although these academic centers could have greater access to, and ability to drive adoption with, certain key thought leaders than we do, we expect that the competition from these academic centers will, for the most part, be restricted to their local markets.

In addition to developing kits, certain life sciences and diagnostic companies also provide NGS platforms. Illumina, Thermo Fisher Scientific, Inc., and other companies develop NGS platforms that are being sold directly to research centers, pharmaceutical companies, and clinical laboratories. While many of the applications for these platforms are focused on the research and development markets and others are focused on testing for non-cancer conditions, each of these companies has launched and may continue to commercialize products used in the clinical oncology market. We believe diagnostic platform providers will seek to place sequencing machines in laboratories to develop sequencing-based laboratory based testing services. In addition, one diagnostic platform company recently announced that it received FDA-approval for a diagnostic kit for clinical use outside of oncology, which is sold to clients who have purchased its platforms. We believe this company and other diagnostic platform providers may develop additional FDA-approved diagnostic kits for clinical use by clients who have purchased their platforms, potentially including for these clients to identify genomic alternations in samples of solid tumors or blood-based cancers. Many private companies are developing information technology-based tools to support the integration of NGS testing into the clinical setting. These companies could have substantially greater financial, technical, and other resources than we do and may be more successful than we may be in achieving widespread market acceptance. Any tests they develop may be more effective, or more effectively marketed and sold, than FoundationOne or FoundationOne Heme.

Our Competitive Strengths

Our molecular information platform enables us to offer comprehensive molecular information products that interrogate with precision the genes known to be altered in human cancer. Our products are uniquely differentiated from other oncology diagnostic products because, to our knowledge, they are the first and only products to comprehensively address all solid tumors and hematologic malignancies, and to deliver a clear, concise report detailing actionable treatment alternatives. We believe our products have a sustainable competitive advantage on the basis of:

•

our ability, with FoundationOne, to assesses 236 biologically relevant cancer genes for all classes of genomic alterations with high sensitivity and specificity, unlike currently available single gene and hotspot molecular diagnostic tests, which focus only on a limited numbers of genes and a subset of genomic alteration types;

•

our ability, with FoundationOne Heme, to employ RNA sequencing in addition to DNA sequencing to detect all classes of genomic alterations across all genes known to be somatically altered in hematologic cancers;

•	our proprietary optimizations allow us to utilize a wide variety of sample types, including small biopsies and fine needle aspirates, and samples with low tumor purity;

•

our ability to leverage our founders’ expertise and our relationships with oncology thought leaders to keep pace with scientific and medical advances to, among other things, incorporate newly relevant cancer genes along with newly available targeted therapeutics and clinical trials;

•

our ability to deliver, in a concise report, actionable information regarding the relevant genomic alterations in a patient’s cancer and to match these alterations with targeted therapies based on peer-reviewed literature in a medically relevant time frame;

•	our ability to deliver complex information through the convenience and utility of our Interactive Cancer Explorer;

•

our efforts to capture, aggregate, analyze, and facilitate the broader exchange of genomic data across the global oncology community to create a network effect as more data is gathered which will lead to more users and ultimately more comprehensive datasets;

•

our ability to leverage the vast array of genomic data generated by our molecular information platform together with clinical data to position ourselves at the nucleus of this new treatment paradigm; and

•	our ability to actively participate in the development of the newest oncology therapeutics and practice through our relationships with our biopharmaceutical partners.

Governmental Regulations

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a clinical laboratory, we are required to hold certain federal and state licenses, certifications, and permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments, or CLIA, establishing quality standards for all laboratory testing to ensure the accuracy, reliability, and timeliness of patient test results regardless of where the test was performed. Our laboratory is CLIA certified and accredited by the College of American Pathologists, or CAP, a CLIA approved accrediting organization. In addition, we are required to meet certain laboratory licensing requirements for states with regulations beyond CLIA . For more information on state licensing requirements, see the section entitled “Government Regulations—States’ Laboratory Testing.”

Under CLIA, a laboratory is any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA also requires that we hold a certificate applicable to the type of work we perform and comply with certain standards. CLIA further regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel, facilities administration, quality, and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable, and timely. Laboratories must register and list their tests with The Centers for Medicare & Medicaid Services, or CMS, the agency that oversees CLIA. CLIA compliance and certification is also a prerequisite to be eligible to bill for services provided to governmental payor program beneficiaries and for many private payors. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs.

We are subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory like ours that is certified as “high complexity” under CLIA may develop, manufacture, validate, and use proprietary tests referred to as laboratory developed tests, or LDTs. To date, the FDA has taken the position that LDTs currently do not require FDA approval; however, CLIA requires full validation including accuracy, precision, specificity, sensitivity, and establishment of a reference range for any LDT used in clinical testing.

In addition to CLIA requirements, we elect to participate in the accreditation program of CAP. CMS has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of CMS for accredited laboratories. Therefore, because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures, facility requirements, or prescribe record maintenance requirements.

State Laboratory Testing

Several states require the licensure of out-of-state laboratories that accept specimens from those states. For example, New York requires a laboratory to hold a permit which is issued after an on-site inspection and approval of testing methodology, and has various requirements over and above CLIA and CAP, including those for personnel qualifications, proficiency testing, physical facility, equipment, and quality control standards. Our laboratory holds the required licenses for these states which include Massachusetts, Maryland, Rhode Island, Pennsylvania, Florida, and California. Our laboratory is currently in the process of seeking New York State licensing, and currently operates legally under the NY non-permitted laboratory test request program.

From time to time, other states may require out of state laboratories to obtain licensure in order to accept specimens from the state. If we identify any other state with such requirements, or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements.

FDA

The FDA regulates the sale and distribution in interstate commerce of medical devices under the Federal Food, Drug, and Cosmetic Act, or the FDCA, including in vitro diagnostic devices, reagents, and instruments used to perform diagnostic testing. Devices must undergo premarket review by FDA prior to commercialization unless the device is of a type exempted from such review by statute, regulation, or pursuant to FDA’s exercise of enforcement discretion. FDA, to date, has generally not exercised its authority to actively regulate the development and use of LDTs, which are tests that are designed, manufactured, validated, and used within a single laboratory, and therefore we do not believe that our LDT currently requires pre-market clearance or approval. It is possible, perhaps likely, that FDA will more actively regulate LDTs, which could lead to premarket and post-market obligations. Indeed, in July 2010, FDA held a two-day public meeting on the oversight of LDTs in which the agency stated it decided to exercise authority over LDTs, but had not decided how it would exercise that authority. Since then FDA has stated its intention to address LDT regulation using a risk-based, phased-in approach stating as recently as June 2013 that it “is working to make sure that the accuracy and clinical validity of high-risks tests are established before they come to market.” FDA now is required to notify Congress at least 60 days prior to issuing a draft or final guidance regulating LDTs and provide the anticipated details of the action under section 1143 of the Food and Drug Administration Safety and Innovation Act of 2012. In the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostic purposes.

FDA regulations pertaining to medical devices govern, among other things, the research, design, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, clearance or approval, record-keeping, packaging, labeling, storage, adverse event reporting, advertising, promotion, marketing, sales, distribution, and import and export of medical devices. Pursuant to the FDCA, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the controls FDA determines necessary to reasonably ensure their safety and effectiveness.

Class I devices are those for which reasonable assurance of safety and effectiveness can be provided by adherence to FDA’s general controls for medical devices, which include applicable portions of FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful, and non-misleading labeling, advertising and promotional materials. Many Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by FDA through the 510(k) premarket notification process described below.

Class II devices are subject to FDA’s general controls, and any other special controls, such as performance standards, postmarket surveillance, and FDA guidelines, deemed necessary by FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by FDA for Class II devices are accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the 510(k) requirements. Premarket notifications are subject to user fees, unless a specific exemption applies. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device, which is a previously cleared 510(k) device or a preamendment device that was in commercial distribution before May 28, 1976, for which FDA has not yet called for the submission of a premarket approval, or PMA, application. In determining substantial equivalence, FDA assesses whether the proposed device has the same intended use and technical characteristic as the predicate device, or whether the proposed device has different technological characteristics, but the information submitted in the premarket notification demonstrates the device is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than the predicate device. FDA may request additional information, including clinical data. Under the FDCA, a manufacturer submits a premarket notification 90 days before introducing a device into interstate commerce, but FDA’s review of the premarket notification can take significantly longer. If FDA determines that the device is substantially equivalent to the predicate device(s), the subject device may be marketed. However, if FDA determines that a device is not substantially equivalent to the predicate device(s), then the device would be regulated as a Class III device, discussed below. If a manufacturer obtains a 510(k) clearance for its device and then makes a modification that could significantly affect the device’s safety or effectiveness, a new premarket notification must be submitted to FDA.

Class III devices are those deemed by FDA to pose the greatest risk, such as those for which reasonable assurance of the device’s safety and effectiveness cannot be assured solely by the general controls and special controls described above and that are life-sustaining or life-supporting. Some preamendment Class III devices for which FDA has not yet required a PMA require FDA’s clearance of a premarket notification in order to be marketed. However, most Class III devices are required to undergo the PMA process in which the manufacturer must demonstrate reasonable assurance of the safety and effectiveness of the device to FDA’s satisfaction. A PMA application must provide valid scientific evidence, typically extensive preclinical and clinical trial data, and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications (and supplemental PMA applications) are subject to significantly higher user fees than are 510(k) premarket notifications. Some PMA applications are exempt from a user fee, for example a small business’s first PMA.

After a PMA application is submitted and found to be sufficiently complete, FDA begins an in-depth review of the submitted information. During this review period, FDA may request additional information or clarification of information already provided. FDA also may convene an advisory panel of outside experts to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. In addition, FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR. FDA can delay, limit, or deny approval of a PMA application for many reasons.

If the FDA’s evaluations of both the PMA application and the manufacturing facilities are favorable, FDA will either issue an approval letter authorizing commercial marketing or an approvable letter that usually contains a number of conditions that must be met in order to secure final approval. If the FDA’s evaluations are not favorable, FDA will deny approval of the PMA or issue a not approvable letter. The agency may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired and submitted in an amendment to the PMA. Even with additional trials, FDA may not approve the PMA application. The PMA process, including the gathering of clinical and nonclinical data, and the submission to FDA for review, can take several years, and the process can be expensive and uncertain.

Even if FDA approves a PMA, the agency can impose post approval conditions that it believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale, and distribution. After approval of a PMA, a new PMA or PMA supplement may be required for a modification to the device, its labeling, or its manufacturing process.

A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption, or IDE, approved by FDA for a specified number of patients, unless the product is exempt from IDE requirements or deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials may begin 30 days after the submission of the IDE application unless FDA disapproves the IDE or places the trial on clinical hold. Additionally, clinical trials may not begin until their protocol and informed consent receive approval from the appropriate institutional review boards, or IRBs, at the clinical trial sites. All clinical trials must be conducted in accordance with the FDA’s IDE regulations.

Even if regulatory approval or clearance of a device is granted, FDA may impose limitations on the uses and indications for which the device may be labeled and promoted, and the device remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must register their facilities and list their devices with FDA. A device manufacturer’s manufacturing processes and those of some of its suppliers are required to comply with the applicable portions of the QSR, which covers quality management, design, production and process controls, quality assurance, labeling, packaging, shipping, and complaint handling. Device manufacturers must submit to the FDA medical device reports for deaths, serious injuries, and certain malfunctions and report certain field corrections and product recalls or removals. Some manufacturers also may be subject to post-market surveillance regulations. Facility records and manufacturing processes are subject to periodic unscheduled inspections by FDA.

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions: public warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, operating restrictions, partial suspension or total shutdown of production, delays in or denial of 510(k) clearance or PMA applications for new products, challenges to existing 510(k) clearances or PMA applications, and a recommendation by FDA to disallow a device manufacturer from entering into government contracts. FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed. In the event that a supplier fails to maintain compliance with a device manufacturer’s quality requirements, the manufacturer may have to qualify a new supplier and could experience manufacturing delays as a result.

We believe that our LDT would likely be regulated as either a Class II or Class III device. Accordingly, some level of premarket review—either a 510(k) or a PMA—would likely be required for our test if FDA no longer applies its enforcement discretion to LDTs. While the data requirements are typically greater for Class III devices, the data required for Class II devices has increased, and it is likely that some amount of clinical data (retrospective or prospective or both) would be required for either type of submission. Currently, FDA is undertaking a review of the adequacy of the 510(k) process. It is difficult to predict what changes may result, but it should be assumed that any changes will increase, not decrease, the regulatory requirements. We believe that products we may develop in the future for use as companion diagnostic tests may be regulated as Class II devices requiring 510(k) clearance or Class III devices requiring PMA approval. We cannot assure you that our current products and other future products will not require 510(k) clearance or PMA approval in the future, or, in such an event, that such approval or clearance would be forthcoming.

HIPAA and HITECH

Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the United States Department of Health and Human Services issued regulations that establish uniform standards governing the conduct of certain electronic health care transactions and protecting the privacy and security of protected health information used or disclosed by health care providers and other covered entities. Three principal regulations with which we are required to comply have been issued in final form under HIPAA: privacy regulations, security regulations, and standards for electronic transactions, which establish standards for common health care transactions.

The privacy regulations cover the use and disclosure of protected health information by health care providers. They also set forth certain rights that an individual has with respect to his or her protected health information maintained by a health care provider, including the right to access or amend certain records containing protected health information, or to request restrictions on the use or disclosure of protected health information. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. The HITECH Act, among other things, established certain health information security breach notification requirements. A covered entity must notify any individual whose protected health information is breached. The

HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information. Massachusetts, for example, has a state law that protects the privacy of personal information of Massachusetts residents.

These laws contain significant fines and other penalties for wrongful use or disclosure of protected health information. Additionally, to the extent that we submit electronic health care claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

Federal, State and Foreign Fraud and Abuse Laws

In the United States, there are various fraud and abuse laws with which we must comply and we are potentially subject to regulation by various federal, state and local authorities, including CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, and state and local governments. We also may be subject to foreign fraud and abuse laws.

In the United States, the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for patient referrals for, or purchasing, leasing, ordering or arranging for the purchase, lease or order of, any health care item or service reimbursable under a governmental payor program. Courts have stated that a financial arrangement may violate the Anti-Kickback Statute if any one purpose of the arrangement is to encourage patient referrals or other federal health care program business, regardless of whether there are other legitimate purposes for the arrangement. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, consulting fees, waivers of co-payments, ownership interests, and providing anything at less than its fair market value. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, the U.S. Department of Health and Human Services issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions, which, if met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti- Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. Penalties for federal anti-kickback violations are severe, and include imprisonment, criminal fines, civil money penalties, and exclusion from participation in federal health care programs. Many states also have anti-kickback statutes, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Legislation defining two new federal crimes related to health care were recently enacted: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from governmental payor programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact, or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from governmental payor programs.

Finally, another development affecting the health care industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payor program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each false claim.

In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a governmental payor program.

In Europe various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties and/or significant fines, for individuals and/or companies committing a bribery offence. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which went into effect in July 2011, a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under the new regime, an individual found in violation of the Bribery Act 2010, faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.

Physician Referral Prohibitions

Under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on referrals for certain designated health services, including laboratory services, that are covered by the Medicare and Medicaid programs by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

Corporate Practice of Medicine

Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining what diagnostic tests are appropriate for a particular condition and taking responsibility for the ultimate overall care of the patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against us and/or the professional through licensure proceedings. Typically such laws are only applicable to entities that have a physical presence in the state.

Other Regulatory Requirements

Our laboratory is subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood and bone marrow samples, and other human tissue. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste.

The U.S. Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including requirements to develop and implement programs to protect workers from exposure to blood-borne pathogens by preventing or minimizing any exposure through needle stick or similar penetrating injuries.

Segment and Geographical Information

We operate in one reportable business segment and derive revenue from multiple countries, with 83.5%, 89.1%, and 100% coming from the United States in fiscal years 2013, 2012 and 2011, respectively.

In January 2011, we announced a pilot alliance with Novartis as our first biopharmaceutical relationship. This alliance has continued to expand and Novartis has accounted for more than 10% of our revenues in each of the years ended December 31, 2013, 2012, and 2011.

Employees

As of January 31, 2014, we had 186 full-time employees, with 160 in technology, research and development, business development and laboratory and commercial operations, and 26 in general and administrative functions. We had 148 full-time employees in our Cambridge, Massachusetts facility, and 38 of our full-time employees work remotely. None of our employees is represented by a labor union with respect to his or her employment with us.

Facilities

In March 2010, we entered into a lease effective through October 2015 for approximately 22,500 square feet of space in Cambridge, Massachusetts. We terminated that lease in November 2013. In March 2013, we entered into a new lease effective through 2021 for approximately 61,591 square feet of space in a new facility in Cambridge, Massachusetts. We transitioned our principal executive office, all of our employees, and CLIA laboratory to this new facility in September and October of 2013. We believe this facility is sufficient to meet our current needs.

Research and Development Expenses

Research and development expenses were $24.9 million for the year ended December 31, 2013 and $14.8 million for the year ended December 31, 2012. The 69% increase was primarily due to a $4.7 million increase in employee and contractor-related expenses, including stock-based compensation, to support our molecular information platform and product development, a $1.2 million increase in expenses related to clinical trials to evaluate the clinical utility of FoundationOne, a $2.2 million increase in technology expenses related to data management, FoundationOne report design and functionality, and customer interface development, and a $0.5 million increase in overhead allocations and other expenses.

Research and development expenses were $14.8 million for the year ended December 31, 2012 and $9.0 million for the year ended December 31, 2011. The 64% increase was primarily due to a $2.1 million increase in employee and contractor-related expenses, including stock-based compensation, to support our molecular information platform and product development, a $1.9 million increase in expenses related to clinical trials to evaluate the clinical utility of FoundationOne, a $1.5 million increase in technology expenses related to data management, FoundationOne report design and functionality, and customer interface development, and a $0.3 million increase in lab supplies to support product development.

Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, letters from third parties inviting us to take licenses under, or alleging that we infringe, their patents. While to date no such notice has ever led to a lawsuit, or a license, future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

The following risks and uncertainties, together with all other information in this Annual Report, including our consolidated financial statements and related notes, should be considered carefully. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations, and could cause the market price of our common stock to fluctuate or decline.

Risks Relating to Our Business and Strategy

We may not be able to generate sufficient revenue from FoundationOne, FoundationOne Heme, or our relationships with our biopharmaceutical partners to achieve and maintain profitability.

We believe our commercial success is dependent upon our ability to successfully market and sell our first molecular information products, FoundationOne for solid tumors and FoundationOne Heme for blood-based cancers, or hematologic malignancies, to physicians in clinical practice, to continue to expand our current relationships and develop new relationships with biopharmaceutical partners, and to develop and commercialize new molecular information products. The demand for FoundationOne and FoundationOne Heme may decrease or may not continue to increase at historical rates for a number of reasons. In addition, FoundationOne and FoundationOne Heme do not yet have coverage contracts with or coverage decisions from commercial third-party payors and government payors, including Medicare. We have experienced early revenue growth from the sale of each of FoundationOne and FoundationOne Heme to physicians, principally since their formal commercial launches in June 2012 and December 2013, respectively. We may not be able to continue revenue growth or maintain existing revenue levels.

Our biopharmaceutical partners may decide to decrease or discontinue their use of our molecular information platform due to changes in research and product development plans, failures in their clinical trials, financial constraints, or utilization of internal molecular testing resources or molecular tests performed by other parties, which are circumstances outside of our control. In addition to reducing our revenue, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer into our molecular information platform, FoundationOne and FoundationOne Heme.

We are currently not profitable. Even if we succeed in increasing adoption of FoundationOne and FoundationOne Heme by physicians, maintaining and creating relationships with our existing and new biopharmaceutical partners and developing and commercializing additional molecular information products, we may not be able to generate sufficient revenue to achieve profitability.

FoundationOne and FoundationOne Heme may never achieve significant commercial market acceptance.

FoundationOne and FoundationOne Heme may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or profits for us. Our ability to achieve commercial market acceptance for FoundationOne and FoundationOne Heme will depend on several factors, including:

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

In addition, physicians may rely on guidelines issued by industry groups, such as the National Comprehensive Cancer Network, medical societies, such as the College of American Pathologists, or other key oncology-related organizations before utilizing any diagnostic test. Although we have a number of company-sponsored clinical trials and clinical trials sponsored by individual physicians, or investigator-initiated clinical trials, underway to demonstrate the clinical utility of each of FoundationOne and FoundationOne Heme, they are not yet, and may never be, listed in any such guidelines.

We believe that the successful completion of clinical trials, publication of scientific and medical results in peer-reviewed journals, and presentations at leading conferences are critical to the broad adoption of FoundationOne and FoundationOne Heme. Publication in leading medical journals is subject to a peer-review process, and peer reviewers may not consider the results of studies involving FoundationOne and FoundationOne Heme sufficiently novel or worthy of publication.

The failure to be listed in physician guidelines or the failure of our trials to produce favorable results or to be published in peer-reviewed journals could limit the adoption of our products. Failure to achieve widespread market acceptance of FoundationOne or FoundationOne Heme would materially harm our business, financial condition, and results of operations.

We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We rely on several sole suppliers, including Illumina, for certain laboratory substances used in the chemical reactions incorporated into our processes, or reagents, sequencers, equipment, and other materials which we use in our laboratory operations. An interruption in our laboratory operations could occur if we encounter delays or difficulties in securing these reagents, sequencers, or other laboratory materials, and if we cannot then obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation. We rely on Illumina as the sole supplier of the sequencers and various associated reagents, and as the sole provider of maintenance and repair services for these sequencers. Any disruption in Illumina’s operations could impact our supply chain and laboratory operations of our molecular information platform and our ability to conduct our business and generate revenue.

We believe that there are only a few other equipment manufacturers that are currently capable of supplying and servicing the equipment necessary for our laboratory operations, including sequencers and various associated reagents. The use of equipment or materials furnished by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in our laboratory operations, would likely affect the performance specifications of our laboratory operations, and would require that we revalidate FoundationOne and FoundationOne Heme. There can be no assurance that we will be able to secure alternative equipment, reagents, and other materials, and bring such equipment, reagents, and materials on line and revalidate them without experiencing interruptions in our workflow. In the case of an alternative supplier for Illumina, there can be no assurance that replacement sequencers and various associated reagents will be available or will meet our quality control and performance requirements for our laboratory operations. If we should encounter delays or difficulties in securing, reconfiguring, or revalidating the equipment and reagents we require for our products, our business, financial condition, results of operations and reputation could be adversely affected.

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

If we are unable to support demand for FoundationOne, FoundationOne Heme and our future products, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage the evolution of our molecular information platform, our business could suffer.

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

As additional products are commercialized, we will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel with different qualifications. For example, we are now scaling up our RNA sequencing capabilities in connection with our commercial launch of

FoundationOne Heme in December 2013, and we believe we are the first company to perform RNA sequencing for clinical testing at our clinical scale. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, and could damage our reputation and the prospects for our business.

New product development involves a lengthy and complex process, and we may be unable to successfully commercialize FoundationOne Heme or any other products we may develop on a timely basis, or at all.

FoundationOne Heme, which we launched in December 2013 for hematologic cancers, including leukemia, lymphoma and myeloma, as well as pediatric cancers and many sarcomas, will take time to successfully commercialize. There can be no assurance that FoundationOne Heme will be successful in the evaluation of blood-based cancers for a variety of technical and market reasons. Our other new molecular information products, which are in various stages of early development, will take time to develop and commercialize, if we are able to commercialize them at all. There can be no assurance that our new products will be capable of reliably identifying relevant genomic alterations in forms of cancer other than cancers found in solid tumors. Before we can commercialize any new products, we will need to expend significant funds in order to:

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

As we develop products, we will have to make significant investments in product development, marketing, and selling resources. In addition, competitors may develop and commercialize competing products faster than we are able to do so.

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

Our competitors include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, as well as companies such as Abbott Laboratories, Qiagen N.V., Roche Molecular Systems, Inc. and Sequenom, Inc. that manufacture or may manufacture diagnostic testing kits. In addition, companies such as Genomic Health, Inc. and Myriad Genetics, Inc. have well-established commercial organizations that sell molecular diagnostic tests for cancer to physicians and may develop tests which compete with FoundationOne or FoundationOne Heme.

Many hospitals and academic medical centers may also seek to perform the type of molecular testing we perform at their own facilities. As such, our competition may include entities such as the University of Michigan, Baylor Medical Genetics Laboratories, Washington University in St. Louis, and other academic hospitals and research centers.

In addition, Illumina, Thermo Fisher, and other companies market NGS platforms that are being sold directly to research centers, biopharmaceutical companies, and clinical laboratories. While these platforms have been largely utilized in research and development settings or testing for non-cancer conditions, each of these companies has launched and will likely continue to commercialize products for focused application in the clinical oncology market. We believe diagnostic platform providers will seek to place sequencing machines in laboratories and to develop NGS-based laboratory-developed tests, or LDTs, for use in clinical oncology, including by seeking to decrease the cost, size, and complexity of their platforms. In addition, one diagnostic platform company recently announced that it received FDA-approval for a diagnostic kit for clinical use outside of oncology which is sold to clients who have purchased its platforms. We believe this company and other diagnostic platform providers may develop additional FDA-approved diagnostic kits for clinical use by clients who have purchased their platforms, potentially including for these clients to identify genetic alternations in samples of solid tumors or blood-based cancers. Also, many private companies are developing information technology-based tools to support the integration of NGS testing into the clinical setting. The successful development and marketing of these products by diagnostic platform providers could enable some of our potential customers to perform clinical-grade, comprehensive genomic analysis, which could have a material adverse effect on our business and financial condition. These companies may also use their patent portfolios, developed in connection with developing their tests, to allege that FoundationOne infringes their patents, and we could face litigation with respect to such allegations and the validity of such patents.

In addition, because our proprietary molecular information platform consists largely of trade-secret protected technology and know-how and has only limited patent protection, new and existing companies could seek to develop molecular tests that compete with ours. These competitors could have technological, financial, and market access advantages that are not currently available to us.

The molecular diagnostic industry is subject to rapidly changing technology which could make our molecular information platform, FoundationOne, FoundationOne Heme, and other products we develop obsolete.

Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements, and evolving industry standards, all of which could make our molecular information platform, FoundationOne, FoundationOne Heme, and the other molecular information products we are developing obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of genomic information. We must continuously enhance our molecular information platform and develop new products to keep pace with evolving standards of care. If we do not update our molecular information platform to reflect new scientific knowledge about cancer biology, information about new cancer therapies, or relevant clinical trials, our molecular information platform could become obsolete and sales of FoundationOne, FoundationOne Heme, and any new products could decline, which would have a material adverse effect on our business, financial condition, and results of operations.

If our products do not perform as expected, our operating results, reputation, and business will suffer.

Our success depends on the market’s confidence that we can provide reliable, high-quality molecular information products. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue, particularly for clinical samples, as our test volume increases. We believe that our customers are likely to be particularly sensitive to product defects and errors, including if our products fail to detect genomic alterations with high accuracy from clinical specimens or if we fail to list, or inaccurately include, certain treatment options and available clinical trials in our test report. As a result, the failure of our products to perform as expected would significantly impair our operating results and our reputation. We may be subject to legal claims arising from any defects or errors.

We refer to the efficiency of our sequencing process as its yield. The sequencing process yields that we achieve depend on the design and operation of our sequencing process, which uses a number of complex and sophisticated biochemical, informatics, optical, and mechanical processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sequencing processing yields that are lower than we anticipate or that vary between sequencing runs. In addition, we are regularly evaluating and refining our sequencing process. These refinements may initially result in unanticipated issues that further reduce our sequencing process yields or increase the variability of our sequencing process yields. Low sequencing process yields, or higher than anticipated variability, referring to yields of variability, increase total sequencing costs and reduce the number of samples we can sequence in a given time period, which can cause variability in our operating results and damage our reputation.

In addition, our FoundationOne and FoundationOne Heme reports match identified genomic alterations with FDA-approved targeted therapies or relevant clinical trials of targeted therapies. If a patient or clinical physician who orders FoundationOne or FoundationOne Heme is unable to obtain, or be reimbursed for the use of, targeted therapies because they are not indicated in the FDA-approved product label for treatment of a patient’s cancer, the patient is unable to enroll in an identified clinical trial due to the enrollment criteria of the trial, or some other reason, the patient or ordering clinical physician may conclude the FoundationOne or FoundationOne Heme report does not contain actionable information. If physicians do not believe FoundationOne or FoundationOne Heme consistently generates actionable information about their patients’ cancers, they may be less likely to order our products in the future, our reputation could be harmed, and our business and results of operations could suffer.

If we lose the support of key thought leaders, it may be difficult to establish products enabled by our molecular information platform as a standard of care for patients with cancer, which may limit our revenue growth and ability to achieve profitability.

We have established relationships with leading oncology thought leaders at premier cancer institutions and oncology networks such as the Memorial Sloan-Kettering Cancer Center, the Vanderbilt-Ingram Cancer Center, the ION Network, and The US Oncology Network. If these key thought leaders determine that our molecular information platform, FoundationOne, FoundationOne Heme, or other products that we develop are not clinically effective, that alternative technologies are more effective, or if they elect to use internally developed products, we would encounter significant difficulty validating our testing platform, driving adoption, or establishing our molecular information platform, FoundationOne, and FoundationOne Heme as a standard of care, which would limit our revenue growth and our ability to achieve profitability.

If we cannot maintain our current relationships, or enter into new relationships, with biopharmaceutical companies, our product development could be delayed.

We deploy our molecular information platform to analyze tissue samples provided by biopharmaceutical partners from their clinical trials. We have entered into agreements with biopharmaceutical companies in the cancer field including, for example, Agios Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., Array BioPharma Inc., AstraZeneca UK Limited, Celgene Corporation, Clovis Oncology, Inc., Eisai Co., Ltd., Johnson & Johnson, Novartis, and Sanofi, among others. In each of the years ended December 31, 2013, 2012, and 2011, our alliance with Novartis accounted for more than 10% of our revenue. The revenue attributable to Novartis may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. In addition, the termination of this relationship could result in a temporary or permanent loss of revenue to us.

Our success in the future depends in part on our ability to maintain these relationships and to enter into new relationships. This can be difficult due to several factors, including internal and external constraints placed on these organizations, including Novartis, that can limit the number and type of relationships with companies like us that can be considered and consummated; the agreements governing our relationships are generally terminable at will by the our biopharmaceutical customers; our biopharmaceutical customers, including Novartis, may be dissatisfied with our products; and continued usage of our products among particular biopharmaceutical customers, including Novartis, may depend on whether the partner obtains positive data in its clinical trials or other administrative factors that are outside our control. Additionally, some of our biopharmaceutical partners have contracted with us to provide testing for large numbers of samples, which could strain our testing capacity and restrict our ability to perform additional tests for other customers. If we fail to maintain these relationships, or enter into new ones, our business could suffer.

From time to time, we expect to engage in discussions with biopharmaceutical companies regarding commercial opportunities. There is no assurance that any of these discussions will result in a commercial agreement, or if an agreement is reached, that the resulting engagement will be successful or that clinical studies conducted as part of the engagement will produce successful outcomes. Speculation in the industry about our existing or potential engagements with biopharmaceutical companies can be a catalyst for adverse speculation about us, our products, and our technology, which can result in harm to our reputation and our business.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We anticipate growth in our business operations. This future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations, quality control, customer service, and sales force management. We may not be able to maintain the quality or expected turnaround times of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and managerial controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations.

We have limited experience in marketing and selling our products, and if we are unable to expand our direct sales and marketing force to adequately address our customers’ needs, our business may be adversely affected.

We have limited experience in marketing and selling FoundationOne, which had its formal commercial launch in June 2012, and FoundationOne Heme, which launched in December 2013. We may not be able to market, sell, or distribute FoundationOne, FoundationOne Heme, or other products we may develop effectively enough to support our planned growth. We sell our products in the United States through our own sales force and outside the United States with the assistance of distribution partners.

Our future sales in the United States will depend in large part on our ability to develop, and substantially expand, our sales force and to increase the scope of our marketing efforts. Our target market of physicians is a large and diverse market. As a result, we believe it is necessary to develop a sales force that includes sales representatives with specific technical backgrounds. We will also need to attract and develop marketing personnel with industry expertise. Competition for such employees is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend in part on our ability to manage this potential future growth effectively, without compromising quality.

Outside the United States, we enlist distribution partners and we may potentially enlist local laboratories to assist with sales, distribution, and customer support. Locating, qualifying, and engaging distribution partners and local laboratories with local industry experience and knowledge will be necessary to effectively market and sell our products outside the United States. We may not be successful in finding, attracting, and retaining distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices utilized by our distribution parties that are locally acceptable may not comply with sales practices standards required under United States laws that apply to us, which could create additional compliance risk. If our sales and marketing efforts are not successful outside the United States, we may not achieve significant market acceptance for our products outside the United States, which would materially and adversely impact our business operations.

The loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians, and salespeople could adversely affect our business.

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

Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly in Cambridge, Massachusetts. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting, or retaining qualified sales people. Recruitment and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at will, which means that either we or the employee may terminate their employment at any time.

If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale, and use of our products could lead to the filing of product liability claims were someone to allege that our products identified inaccurate or incomplete information regarding the genomic alterations of the tumor or malignancy analyzed, reported inaccurate or incomplete information concerning the available therapies for a certain type of cancer, or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon the information we provide in the ordinary course of our business activities. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

We maintain product and professional liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation or cause current clinical partners to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our results of operations.

We may acquire other businesses, form joint ventures, or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

Our business strategy may, from time to time, include pursuing acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our proprietary molecular information platform and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as governmental authorities, which are beyond our control. Consequently, we may not be able to complete such transactions on favorable terms and we can make no assurance that these transactions, once undertaken and announced, will close.

An acquisition or investment may result in unforeseen operating difficulties and expenditures. In particular, we may not be able to integrate the businesses, products, personnel, or operations of the acquired companies, particularly if key personnel of the acquired business choose not to work for us, we could assume unknown or contingent liabilities and we may have difficulty retaining the customers of any acquired business. Acquisitions also could result in the incurrence of debt, contingent liabilities, or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. As a result, we cannot be assured that the anticipated benefits of any acquisition, technology license, strategic alliance, or joint venture would be realized or that we would not be exposed to unknown liabilities. These challenges related to acquisitions or investments could adversely affect our business, results of operations, and financial condition.

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

We currently have limited international operations, but our business strategy incorporates potentially significant international expansion. We plan to maintain sales representatives and distributor relationships to conduct physician and patient association outreach activities, to extend laboratory capabilities, and to expand payor relationships outside of the United States. Doing business internationally involves a number of risks, including:

•

multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	failure by us or our distributors to obtain regulatory approvals for the use of our products in various countries;

•	additional, potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;

•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to conduct our molecular tests locally;

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

International customers have ordered, or may, in the future, order FoundationOne or FoundationOne Heme, and we are, therefore, subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell FoundationOne and FoundationOne Heme internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which went into effect in the third quarter of 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws, any changes in these laws, or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

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

We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting, and our Interactive Cancer Explorer portal. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance, and other infrastructure operations. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities. In addition, our third-party billing and collections provider depends upon technology and telecommunications systems provided by outside vendors. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems, or those used by our third-party service providers, could prevent us from conducting our comprehensive genomic analyses, preparing and providing reports to pathologists and oncologists, billing payors, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities, and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party billing and collections provider collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property, and proprietary business information owned or controlled by ourselves or our customers, payors, and biopharmaceutical partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. We also communicate, and soon will facilitate the exchange of, sensitive patient data to customers through our Interactive Cancer Explorer. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information, including: loss of access risk; inappropriate disclosure risk; inappropriate modification risk; and the risk of our being unable to adequately monitor our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the HIPAA, and regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, the Interactive Cancer Explorer, which is currently accessible through our online portal and will, in the future, be accessible through dedicated mobile applications, gives broad access to physicians, at which point we lose ability to control access, and there is no guarantee we can continue to protect our online portal, or will be able to protect our mobile applications, from breach. Unauthorized access, loss, or dissemination could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.

The U.S. Office of Civil Rights may impose penalties on a covered entity for a failure to comply with a requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity knew or should have known of the failure to comply, or whether the covered entity’s failure to comply was due to willful neglect. These penalties include civil monetary penalties of $100 to $50,000 per violation, up to an annual cap of $1,500,000. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year imprisonment. The criminal penalties increase to $100,000 and up to five years imprisonment if the wrongful conduct involves false pretenses, and to $250,000 and up to 10 years imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Furthermore, in the event of a breach as defined by HIPAA, the covered entity has specific reporting requirements under the HIPAA regulations. In the event of a significant breach, the reporting requirements could include notification to the general public.

In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States, Europe, and elsewhere are often uncertain, contradictory, and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

Our activities currently require the use of hazardous chemicals. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant, and could negatively affect our operating results.

Our term loan contains restrictions that limit our flexibility in operating our business.

In November 2010, we entered into a loan and security agreement with Lighthouse Capital Partners, or Lighthouse, secured by a lien on equipment, fixtures, or personal property financed pursuant to any agreements with Lighthouse. This loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	sell, transfer, lease, or dispose of certain assets;

•	encumber or permit liens on certain assets;

•	make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and

•	enter into certain transactions with affiliates.

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

Reimbursement and Regulatory Risks Relating to Our Business

If commercial third-party payors or government payors fail to provide coverage or adequate reimbursement, or if there is a decrease in the amount of reimbursement for FoundationOne, FoundationOne Heme, or future products we develop, if any, our revenue and prospects for profitability would be harmed.

In both domestic and foreign markets, sales of FoundationOne, FoundationOne Heme, or any future molecular information products we develop will depend, in large part, upon the availability of reimbursement from third-party payors. These third-party payors include government healthcare programs such as Medicare, managed care providers, ACOs, private health insurers, and other organizations. In particular, we believe that obtaining a positive national coverage decision and favorable reimbursement rate from CMS for FoundationOne and FoundationOne Heme will be a necessary element in achieving material commercial success. Physicians and patients may not order FoundationOne and FoundationOne Heme unless commercial third-party payors and government payors pay for all, or a substantial portion, of the list price, and certain commercial third-party payors may not agree to reimburse FoundationOne and FoundationOne Heme if CMS does not issue a positive coverage decision.

There is currently no national coverage decision that determines whether and how our test is covered by Medicare. In the absence of a national coverage determination, local Medicare Administrative Contractors, or MACs, that administer the Medicare program in various regions have some discretion in determining coverage and, therefore, payment for tests. Our local MAC at the time FoundationOne was launched in 20l2 initially requested that we not submit claims for services provided to Medicare patients while the MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services, our current MAC, for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013.

We are submitting claims to National Government Services using a miscellaneous CPT code. When submitting claims for services or procedures that do not have specific CPT codes, providers may submit those claims using a code, referred to as the miscellaneous code, to provide the means of reporting and tracking services and procedures until a more specific code is established. We are not submitting claims using stacked codes in the manner currently used in submitting claims to non-governmental, commercial third-party payors. The use of a miscellaneous code may decrease the likelihood of reimbursement given that a miscellaneous code is a single code that does not represent an identified service or procedure. We have not received any payments for FoundationOne or FoundationOne Heme provided to patients covered by Medicare to date. If CMS does not issue a positive national coverage determination, or National Government Services does not issue a local coverage determination, with respect to FoundationOne and/or FoundationOne Heme, or if National Government Services denies reimbursement of FoundationOne and/or FoundationOne Heme, withdraws its coverage policies after reimbursement is obtained, reviews and adjusts the rate of reimbursement, or stops paying for FoundationOne and/or FoundationOne Heme altogether, our revenue and results of operations would be adversely affected.

We have not received a response to, or any payments from, Medicare for the claims submitted. The response of National Government Services to the submission of our claims is uncertain, and the claims may be denied or paid, in whole or in part. If a claim is denied or paid in part, we may decide to appeal the denied claim or any denied portion of the claim. Alternatively, National Government Services may defer processing a claim pending a coverage or payment determination. Even if we do receive payments from National Government Services, the reimbursement rate may be lower than we expect, and if such rate is then adopted by commercial third-party payors, it would have an adverse effect on our revenues and results of operations. In addition, National Government Services may issue a negative coverage determination for FoundationOne and/or FoundationOne Heme that would apply to future claims. Although we would have the opportunity to submit additional materials to National Government Services in support of a positive coverage determination for FoundationOne and/or FoundationOne Heme, there is no guarantee that National Government Services would provide us with a positive coverage decision or reverse a negative coverage decision that it already issued.

Commercial third-party payors and government payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic products they will pay for and the amounts that they will pay for new molecular diagnostic products. Because of the cost-containment trends, commercial third-party payors and government payors that currently provide reimbursement for, or in the future cover, FoundationOne and/or FoundationOne Heme may reduce, suspend, revoke, or discontinue payments or coverage at any time.

As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as FoundationOne and FoundationOne Heme, will be eligible for coverage by commercial third-party payors and government payors or, if eligible for coverage, what the reimbursement rates will be for those products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products will be approved in the future. Reimbursement of NGS-based cancer products by commercial third-party payors and government payors may depend on a number of factors, including a payor’s determination that products enabled by our molecular information platform are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost effective;

•	supported by peer-reviewed publications;

•	included in clinical practice guidelines; and

•	supported by clinical utility studies demonstrating improved outcomes.

As a result, our efforts to receive reimbursement on behalf of patients will take a substantial amount of time, and commercial third-party payors and government payors may never cover or provide adequate payment for FoundationOne, FoundationOne Heme, or future molecular information products we develop. Our strategy to achieve broad reimbursement coverage is focused on demonstrating the clinical utility and economic benefits of FoundationOne and FoundationOne Heme, including engagement with key members of the oncology community and increasing physician demand, but there is no assurance that we will succeed in any of these areas or that, even if we do succeed, we will receive favorable reimbursement decisions. If adequate third-party reimbursement is unavailable, we may not be able to maintain price levels sufficient to realize an appropriate return on investment in product development. Furthermore, if a commercial third-party payor or government payor denies coverage, it may be difficult for us to collect from the patient, and we may not be successful.

In addition, we are currently considered a “non-contracted provider” by commercial third-party payors because we have not entered into specific contracts to provide FoundationOne and/or FoundationOne Heme to their covered patients, and as a result we take on primary responsibility for obtaining reimbursement on behalf of patients. If we were to become a contracted provider in the future, the amount of overall reimbursement we receive may decrease if we were to be reimbursed less money per test performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenue. Further, we may be unable to collect payments from patients beyond that which is paid by their coverage, and will experience lost revenue as a result.

The United States and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of many healthcare products. We expect that there will continue to be federal and state proposals to implement governmental controls or impose healthcare requirements. In addition, the Medicare program and increasing emphasis on managed or accountable care in the United States will continue to put pressure on product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability.

Changes in the way that the FDA regulates products developed, manufactured, validated, and performed by laboratories like ours could result in delay or additional expense in offering our products and products that we may develop in the future.

While the FDA currently exercises its enforcement discretion for LDTs by not enforcing its regulations, the FDA has stated that it has a mandate to regulate in this field and that it may address LDT regulation using a risk-based, phased-in approach similar to the existing in vitro diagnostic framework. In particular, as recently as June 2013, the Commissioner of the FDA has stated that “the FDA is working to make sure that the accuracy and clinical validity of high-risk tests are established before they come to market.” Thus, the FDA may seek to more actively regulate, including requiring clearance or approval of, our molecular information products in the future. Moreover, the FDA could disagree with our assessment that FoundationOne is an LDT, including FoundationOne Heme that we developed in collaboration with Memorial Sloan-Kettering Cancer Center, and could require us to seek clearance or approval to offer FoundationOne for clinical use. If the FDA requires us to seek clearance or approval to offer FoundationOne, FoundationOne Heme, or any of our future products for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future products; operating restrictions; partial suspension or total shutdown of production; denial of applications; or challenges to clearances or approvals. In July 2010, the FDA’s Office of InVitro Diagnostic Device Evaluation and Safety held a public meeting to discuss oversight of LDTs. The FDA highlighted the lack of standardized clinical validation at the test level under current CLIA regulatory guidelines and noted that CLIA does not require post-market surveillance or monitoring of LDTs. The comment period for providing the FDA with written comments expired on August 15, 2010, but the FDA has not yet published additional guidance on the oversight of LDTs. We cannot provide any assurance that FDA regulation, including premarket review, will not be required for our molecular information products. If premarket review is required, our business could be negatively impacted if we are required to stop selling molecular information products pending their clearance or approval or the launch of any new products that we develop could be delayed by new requirements.

In addition, in November 2013, the FDA finalized guidance regarding the sale and use of products labeled for research or investigational use only. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research-investigational-use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support such as assistance performance clinical validation, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational use only, the device would be misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the reagents and other products we use in FoundationOne are currently labeled as research-use only products. If the FDA were to undertake enforcement actions, some of our suppliers may cease selling research-use only products to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations.

Healthcare policy changes, including recently enacted legislation reforming the U.S. health care system, may have a material adverse effect on our financial condition, results of operations, and cash flows.

In March 2010, legislation collectively referred to as the Affordable Care Act, or ACA, was enacted in the United States. The ACA made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA:

•

requires each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, beginning in 2013. This tax could apply to FoundationOne, FoundationOne Heme and some or all of our products which are in development; and

•

mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. In addition, a productivity adjustment is made to the fee schedule payment amount.

On April 1, 2013, cuts to the federal budget were implemented, requiring a 2% cut in Medicare payments for all services, including clinical laboratory testing. In December 2013, Congress extended this 2% cut for an additional two years until 2023.

In December 2013, CMS release the 2014 Physician Fee Schedule, or PFS, Final Rule, granting the broad authority to adjust payment for clinical laboratory tests based on technological changes. The agency finalized its proposed process to adjust payments to the Clinical Laboratory Fee Schedule, or CLFS, including the prioritization of codes for review. CMS is finalizing the proposal to define technological changes as changes to the tools, machines, supplies, labor, instruments, skills, technologies, and devices by which laboratory tests are produced and used. Each year, CMS will conduct a data analysis of codes on the CLFS to determine which codes should be proposed during the rulemaking cycle for a payment adjustment due to technological changes. CMS will solicit comment on the technology used to perform any tests it reviewed for possible payment changes, and any relevant cost information. This process will begin with the 2015 PFS proposed rule.

Many CPT procedure codes that we use to bill our products were revised by the American Medical Association, effective January 1, 2013. In the Final Rule for 2013, CMS announced that it decided to keep the new molecular codes on the CLFS, rather than move them to the PFS. CMS then announced that for 2013, it would price the new codes using a “gap filling” process. Under this approach, CMS referred the CPT codes to the MACs to allow them to determine an appropriate price. CMS combined the pricing provided by the MACs to establish and publish a National Limit Amount, or NLA, by CPT code for 2014. Our average commercial payor reimbursement in 2014 could be adversely affected depending upon if and how payors adopt the 2014 CMS pricing. If CMS reduces reimbursement for the new CPT codes and/or if commercial payors reduce non-contracted payment rates below the new NLA, our revenue could be adversely affected.

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The taxes imposed by the new federal legislation and the expansion of government’s role in the U.S. health care industry, as well as changes to the reimbursement amounts paid by payors for FoundationOne, FoundationOne Heme, and future products may reduce our profits, and have a materially adverse effect on our business, financial condition, results of operations, and cash flows. Moreover, Congress has proposed, on several occasions, to impose a significant reduction in payment rates and/or 20% coinsurance on patients for clinical laboratory tests reimbursed under the CLFS. These adjustments would require us to bill patients for these amounts, which could have a materially adverse effect on our business, financial condition, results of operations, and cash flows.

If we fail to comply with the complex federal, state, local, and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

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

We are also required to maintain a license to conduct testing in Massachusetts. Massachusetts laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. We also maintain a license to conduct testing in California, Pennsylvania, Maryland, Florida, and Rhode Island. In addition, New York State licensure requires that our clinical reference laboratory run only clinical tests that have been approved by the FDA or by the New York Department of Health, Clinical Laboratory Evaluation Program. Our application for such a license from New York State is currently pending, and we operate based on a waiver by New York State of the obligations to have the license. If we are unable to obtain the necessary approvals, or if New York State does not extend our waiver, our business could suffer. Moreover, several other states require that we hold licenses to test specimens from patients in those states.

Other states may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our products, which may require review of our products in order to offer our services, or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our tests that may limit our ability to distribute outside of the United States.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business. Most CLIA deficiencies are not classified as “condition-level” deficiencies, and there are no adverse effects upon the laboratory operations as long as the deficiencies are corrected. Remediation of these deficiencies are routine matters, with corrections occurring within several hours or weeks. More serious CLIA deficiencies could rise to the level of “condition-level” deficiencies, and CMS has the authority to impose a wide range of sanctions, including revocation of the CLIA certification along with a bar on the ownership or operation of a CLIA, certified laboratory by any owners or operators of the deficient laboratory. There is an administrative hearing procedure that can be pursued by the laboratory in the event of imposition of such sanctions, during which the sanctions are stayed, but the process can take a number of years to complete. If we were to lose our CLIA certification or CAP accreditation, we would not be able to operate our clinical reference laboratory and conduct our molecular tests, which would result in material harm to our business and results of operations.

Our operations are subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•

HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, particularly with respect to our online portal, the Interactive Cancer Explorer;

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

FoundationOne and FoundationOne Heme deliver to physicians a report that describes a tumor’s or hematologic cancer’s genomic alterations and matches them with FDA-approved therapies or open clinical trials for therapies targeting cancers driven by those alterations. In some cases, the therapies identified in our report are not approved for the patient’s cancer or disease state. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug and device products. In particular, a product may not be promoted for uses or indications beyond those contained in such product’s approved labeling. The U.S. government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If the FDA determines that we have engaged in off-label promotion in our FoundationOne or FoundationOne Heme reports by providing information regarding approved therapies, we may be subject to civil or criminal fines.

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

We may be subject to fines, penalties, licensure requirements, or legal liability, if it is determined that through our FoundationOne or FoundationOne Heme reports we are practicing medicine without a license.

Our FoundationOne and FoundationOne Heme reports delivered to physicians provide information regarding FDA-approved therapies and clinical trials that oncologists may use in making treatment decisions for their patients. We make members of our organization available to discuss the information provided in the report. State laws prohibit the practice of medicine without a license. Our customer service representatives provide support to our customers, including assistance in interpreting the FoundationOne and FoundationOne Heme report results. A governmental authority or individual actor could allege that the identification of available therapies and clinical trials in our reports and the related customer service we provide constitute the practice of medicine. A state may seek to have us discontinue the inclusion of certain aspects of our reports or the related services we provide or subject us to fine, penalties, or licensure requirements. Any determination that we are practicing medicine without a license may result in significant liability to us.

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

Ethical, legal, and social concerns related to the use of genomic information could reduce demand for our molecular information products.

Genomic testing, like that conducted using our molecular information platform, FoundationOne and FoundationOne Heme, has raised ethical, legal, and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use genomic tests even if permissible.

Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal, and social concerns may limit market acceptance of our products or reduce the potential markets for products enabled by our molecular information platform, either of which could have an adverse effect on our business, financial condition, or results of operations.

Intellectual Property Risks Related to Our Business

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or impact our stock price.

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we continue to commercialize each of FoundationOne and FoundationOne Heme in its current or an updated form, launch new products, and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We occasionally receive letters from third parties inviting us to take licenses under, or alleging that we infringe, their patents. Third parties may have obtained, and may in the future obtain, patents under which such third parties may claim that the use of our technologies constitutes patent infringement.

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

From time to time, the United States Supreme Court, or the Supreme Court, other federal courts, the United States Congress, or the United States Patent and Trademark Office, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business.

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

On March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims reciting laws of nature/natural principles, natural phenomena, and/or natural products for patent eligibility in view of the Supreme Court decisions in Prometheus and Myriad. The guidance indicates that claims reciting such natural subject matter, read as a whole, that do not significantly differ from such natural subject matter should be rejected as non-statutory subject matter. We cannot assure you that our efforts to seek patent protection for our technology and products will not be negatively impacted by the guidance issued by the USPTO, the decisions described above, rulings in other cases, or changes in guidance or procedures issued by the USPTO.

We cannot fully predict what impact the Supreme Court’s decisions in Prometheus and Myriad may have on the ability of biopharmaceutical companies or other entities to obtain or enforce patents relating to genes or genomic discoveries in the future. Despite the USPTO guidance described above, the Prometheus and Myriad decisions are new and the contours of when claims to laws of nature, natural phenomena or natural products meet the patent eligibility requirements are not clear and may take many years to develop via interpretation in the courts. There are many patents claiming diagnostic methods based on similar or related correlations that issued before Prometheus, and although some of these patents may be invalid under the standard set forth in Prometheus, until successfully challenged, these patents are presumed valid and enforceable, and certain third parties could allege that we infringe, or request that we obtain a license to, these patents. Whether based on patents issued prior to or after Prometheus, we could have to defend ourselves against claims of patent infringement, or choose to license rights, if available, under patents claiming such methods. Moreover, although the Supreme Court has held in Myriad that isolated genomic DNA is not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other classes of gene-related patent claims, and we could have to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or pay to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter in question if we are unable to obtain a license on reasonable terms. Such outcomes could materially affect our ability to offer our products and have a material adverse impact on our business. Even if we are able to obtain a license or successfully defend against claims of patent infringement, the cost and distraction associated with the defense or settlement of these claims could have a material adverse impact on our business.

In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged, and changes to the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and, if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend any patents that may issue from our patent applications, all of which could have a material adverse effect on our business.

We may be unable to protect or enforce our intellectual property effectively, which could harm our competitive position.

Obtaining and maintaining a strong patent position is important to our business. Our patent applications are in the early stages of prosecution, and none have yet issued as patents. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the USPTO or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter partes review, or post-grant review in the United States or opposition proceedings in Europe or other jurisdictions.

Obtaining and maintaining a patent portfolio entails significant expense and resources. Part of the expense includes periodic maintenance fees, renewal fees, annuity fees, various other governmental fees on patents and/or applications due in several stages over the lifetime of patents and/or applications, as well as the cost associated with complying with numerous procedural provisions during the patent application process. We may or may not choose to pursue or maintain protection for particular inventions. In addition, there are situations in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we choose to forego patent protection or allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer.

Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. We may or may not choose to pursue litigation or interferences against those that have infringed our patents, due to the associated expense and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information. For example, significant elements of FoundationOne and FoundationOne Heme, including aspects of sample preparation, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

Risks Relating to Our Financial Condition and Capital Requirements

We are an early-, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are an early-, commercial-stage company and have a limited operating history. We were incorporated in Delaware and began operations in November 2009. Our limited operating history, particularly in light of our business model based upon sales of novel products enabled by our molecular information platform and the rapidly evolving genomic analysis industry, may make it difficult to evaluate our current business and predict our future performance. Any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early-, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

We have a history of net losses. We expect to incur net losses in the future and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including a net loss of $42.9 million in 2013. From our inception in 2009 through December 31, 2013, we had an accumulated deficit of $89.8 million. We expect our losses to continue as a result of ongoing research and development expenses and increased sales and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

We may need to raise additional capital to fund our existing operations, develop our molecular information platform, commercialize new products and expand our operations.

If our available cash balances, net proceeds from our initial public offering, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or other risks described in this Annual Report, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our sales and marketing efforts to drive market adoption of FoundationOne and FoundationOne Heme and address competitive developments;

•	fund development and marketing efforts of any future products;

•	further expand our clinical laboratory operations;

•	expand our technologies into other types of cancers;

•	acquire, license or invest in technologies, including information technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our rate of progress in establishing reimbursement arrangements with domestic and international commercial third-party payors and government payors;

•	the cost of expanding our laboratory operations and offerings, including our sales and marketing efforts;

•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of and reimbursement for FoundationOne and FoundationOne Heme;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

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

As a public company, we incur significant legal, accounting, and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market, or NASDAQ. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations, and as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate, and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting, which we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, and could harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the price of our ordinary shares could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.

We will be required to comply with certain of the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment needs to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. We are just beginning the costly and challenging process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards or other tax attributes, or NOLs, to offset future taxable income or reduce taxes. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, including in connection with our initial public offering, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.

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

In addition, the market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	competition from existing products or new products that may emerge;

•	announcements by us, our biopharmaceutical partners, or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;

•	announcement or expectation of additional debt or equity financing efforts;

•	sales of our common stock by us, our insiders, or our other stockholders; and

•	general economic and market conditions.

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

Our executive officers, directors, and principal stockholders exercise significant control over our company.

Investment funds affiliated with Third Rock Ventures and Kleiner Perkins Caufield & Byers, and Google Ventures 2011, L.P., along with our executive officers and directors, beneficially own, in the aggregate, shares representing more than a majority of our outstanding capital stock as of December 31, 2013. If these stockholders were to choose to act together, as a result of their stock ownership, they could influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

A significant portion of our total outstanding shares of common stock are restricted from immediate resale but may be sold into the market in the near future, which could cause our stock price to decline.

A significant number of our outstanding shares are subject to a contractual lock-up and other legal restrictions on resale pursuant to lock-up agreements that our officers, directors, and a significant majority of our stockholders executed in connection with our initial public offering. If these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the expiration of the lock-up period on March 25, 2014, the trading price of our common stock could decline significantly and could decline below the initial public offering price.

After the lock-up agreements pertaining to our initial public offering expire, and based on shares outstanding as of December 31, 2013, an additional 20,886,935 shares will be eligible for sale in the public market. In addition, as of December 31, 2013, upon issuance, the 2,314,284 shares subject to outstanding options under our 2010 and 2013 stock option plans, the 1,139,294 shares reserved for future issuance under our 2013 stock option plan, and the 788,503 shares reserved for future issuance under our employee stock purchase plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, on March 25, 2014, holders of approximately 17,178,024 shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We have never paid dividends on our capital stock, and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date, and we currently intend to retain all of our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our indebtedness with Lighthouse prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

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

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have leased approximately 62,000 square feet of laboratory and office space at 150 Second Street, Cambridge, Massachusetts through February 2021. We believe that our existing facilities are adequate for our current needs. When our lease expires, we may renew the existing lease or look for additional or alternate space for our operations. We believe that any additional space we may require will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the financial position, results of operations, or cash flows of the Company based on the status of proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading under the symbol “FMI” on the NASDAQ Global Select Market on September 25, 2013. Prior to that time, there was no public market for our common stock. Our common stock in our initial public offering priced at $18.00 per share on September 24, 2013. The following table sets forth on a per share basis, for the periods indicated, the low and high close prices of our common stock as reported by the NASDAQ Global Select Market for our fiscal year ended December 31, 2013 since our initial public offering.

	High	Low
2013
Third Quarter (from September 25, 2013)	$39.64	$35.35
Fourth Quarter	$36.85	$20.42

On March 5, 2014, the last reported sales price of our common stock on the Nasdaq Global Select Market was $35.53 and as of March 5, 2014, there were approximately 89 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, and any other factors deemed relevant by our board of directors. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends.

Stock Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash on September 25, 2013 (the first day of trading of our common stock), through December 31, 2013 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Sales of Unregistered Securities

Upon the closing of our initial public offering, all of the outstanding shares of our convertible preferred stock were converted into 17,128,024 shares of common stock. The shares of common stock issued pursuant to such conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

In October 2013, we issued an aggregate of 44,566 shares of common stock to Lighthouse upon the cashless exercise of a warrant to purchase 50,000 shares of our common stock. The shares of common stock issued pursuant to such exercise were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

From January 1, 2013 through December 31, 2013, we granted stock options to purchase an aggregate of 1,204,147 shares of our common stock, with exercise prices ranging from $4.16 to $31.20 per share, to employees, directors and consultants pursuant to our stock option plans. From January 1, 2013 through December 31, 2013, we issued and sold an aggregate of 57,613 shares of our common stock upon exercise of stock options granted pursuant to our stock option plans, at an average exercise price of $0.97 per share, for an aggregate consideration of $56,000. Certain stock options contain provisions allowing for the early exercise of such options into shares subject to repurchase by the Company. For the year ended December 31, 2013, 8,750 options were exercised prior to vesting. The issuance of common stock upon exercise of the options and the issuance of common stock in connection with awards of restricted stock were exempt either pursuant to Rule 701 of the Securities Act, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the

Securities Act, as a transaction by an issuer not involving a public offering. The common stock issued upon exercise of options is deemed restricted securities for the purposes of the Securities Act. No underwriters were used in the foregoing transactions.

Use of Proceeds

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

We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and other offering expenses of approximately $3.0 million. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 25, 2013. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy, and as of December 31, 2013, the entire amount of the net proceeds is included as cash and cash equivalents.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012, and 2011 have been derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes thereto, and other financial information included herein. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$28,990	$10,645	$2,057
Costs and expenses
Cost of revenue	11,659	5,681	258
Selling and marketing	12,326	3,454	1,555
General and administrative	21,865	8,644	6,992
Research and development	24,901	14,777	9,023

Total costs and expenses	70,751	32,556	17,828

Loss from operations	(41,761)	(21,911)	(15,771)
Interest expense, net	(235)	(421)	(421)
Other expense, net	(948)	(61)	(845)

Net loss	(42,944)	(22,393)	(17,037)

Accretion of convertible preferred stock	(139)	(286)	(296)

Net loss applicable to common stockholders	$(43,083)	$(22,679)	$(17,333)

Net loss per common share applicable to common stockholders, basic and diluted	$(4.64)	$(10.47)	$(14.06)

Weighted average common shares outstanding, basic and diluted	9,294,730	2,166,832	1,232,658

	December 31,
	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$124,293	$54,838	$10,852
Working capital	117,551	49,856	7,521
Total assets	157,268	66,039	18,065
Notes payable, excluding current portion	—	1,441	3,041
Redeemable convertible preferred stock warrant liability	—	225	94
Redeemable convertible preferred stock	—	98,658	32,455
Accumulated deficit	(89,763)	(46,819)	(24,426)
Total stockholders’ equity (deficit)	$131,711	$(43,397)	$(22,303)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our “Selected Financial Data” and our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in, or implied by, the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed above in the section entitled “Risk Factors.”

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

Our first clinical products, FoundationOne, for solid tumors, and FoundationOne Heme, for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma and myeloma, as well as many sarcomas and pediatric cancers, are, to our knowledge, the only commercially available comprehensive molecular information products designed for use in the routine care of patients with cancer. In November 2011, we first offered for sale FoundationOne for clinical use to a limited network of key oncology thought leaders and their colleagues and leading academic centers. We then commenced our formal commercial launch of FoundationOne for solid tumors in June 2012 and launched FoundationOne Heme in December 2013. Prior to commercial sales of FoundationOne for clinical use, we generated revenue from our molecular information platform under relationships with biopharmaceutical partners, starting in December 2010. Our molecular information platform is currently used by 18 biopharmaceutical partners to enhance the development of targeted oncology therapies. To accelerate our growth and enhance our competitive advantage, we are extending our sales force, publishing scientific and medical advances, fostering relationships throughout the oncology community, and developing new products.

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

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne, and the development of new products such as FoundationOne Heme. We have incurred significant losses since our inception, and as of December 31, 2013 our accumulated deficit was $89.8 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, conduct clinical trials, and invest in our molecular information platform and additional product offerings.

Recent Developments

On September 30, 2013, we closed our initial public offering, or the “IPO”, of our common stock which resulted in the sale of 6,772,221 shares of our common stock at a public offering price of $18.00 per share, before underwriting discounts, including 883,333 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price to cover over-allotments. We received net proceeds from the IPO of approximately $110.4 million after deducting underwriting discounts, commissions, and expenses payable by us.

Financial Operations Overview

Revenue

We derive our revenue from selling products that are enabled by our molecular information platform. The information provided in our test results is branded as FoundationOne and FoundationOne Heme for our clinical customers and is not branded for our biopharmaceutical customers. The principal focus of our commercial operations is to continue to drive adoption of products enabled by our molecular information platform. In particular, we seek to increase sales volume of FoundationOne and FoundationOne Heme in the clinical setting and increase the volume of tests enabled by our molecular information platform that we perform for our biopharmaceutical customers.

For many physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. Currently we are not a participating provider with any commercial third-party payors and therefore do not have specific coverage decisions for our products with established payment rates. Currently, commercial third-party payors reimburse our claims based upon the stacked CPT codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by the third-party payor on a case-by-case basis. We are not currently a participating provider in any state Medicaid program and therefore do not have coverage decisions under which our test is covered by these Medicaid programs. We are a participating provider in the Medicare program but we do not have a coverage decision. At the end of 2013, we began the process of submitting claims for our tests to Medicare. We may also negotiate rates with patients, if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

We currently recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from their third-party payors because the payment is not fixed or determinable and collectability is not reasonably assured, including due to the fact that we do not have coverage decisions in place and have a limited history of collecting claims. We expect to use judgment in assessing whether the fee is fixed or determinable and whether collectability is reasonably assured as we continue to gain payment experience with third-party payors and patients. Costs associated with performing tests are recorded as tests are processed. These costs are recorded regardless of when or whether revenue is recognized with respect to those tests. Because we currently recognize revenue on a cash basis from commercial third-party payors, the costs of those FoundationOne and FoundationOne Heme tests are recognized in advance of any associated revenues. Due to the increasing period-to-period test volumes that we have observed to date, our revenue from these payors is lower and our net loss is higher than if we were recognizing revenue from these payors on an accrual basis in the period during which the work was performed and costs were incurred.

There are currently no national coverage decisions that determines whether and how our tests are covered by Medicare. In the absence of national coverage decisions, local Medicare contractors that administer the Medicare program in various regions have some discretion in determining coverage and therefore payment for tests. Our local Medicare contractor, who would process our claims on behalf of Medicare, requested that we not submit claims for FoundationOne tests provided to Medicare patients while the contractor assessed the appropriate coverage and payment for FoundationOne as a whole. Based on the volume of our Medicare claims, we began the process of submitting claims to Medicare in November 2013, but we have not generated any revenue from these FoundationOne tests to date. As a result, while we incur costs to perform these tests, we are not currently generating revenue from the sale of our products for patients covered by Medicare. Our net loss is therefore higher than if we were recognizing revenue from the sale of our products for patients covered by Medicare. FoundationOne tests for patients covered by Medicare represented approximately 30%, 29%, and 10% of total tests reported to physicians in the United States during the years ended December 31, 2013, 2012, and 2011, respectively.

We intend to seek national coverage determinations from our Medicare contractor, which, if obtained, will establish a standard for the reimbursement for our Medicare claims. At the end of 2013, we commenced the process of submitting claims to Medicare for FoundationOne tests provided to Medicare patients. The response of the Medicare contractor to our submission of claims is uncertain and the claims may be denied or paid, in whole or in part. If a claim is denied or paid in part, we may decide to appeal the denied claim or any denied portion of the claim. Our Medicare contractor may also issue a negative coverage determination for FoundationOne and/or FoundationOne Heme that would apply to future claims or may defer processing a claim pending a coverage or payment determination. If a claim is paid by our Medicare contractor, either upon acceptance of the claim or following a successful appeal of a denied claim, we will generate revenue from Medicare for our testing.

We expect that the current lack of coverage decisions and the uncertainty of reimbursement on a case-by-case basis may continue to negatively impact our revenue and earnings, particularly as FoundationOne and FoundationOne Heme test volumes increase period-to-period. Following our achievement of a coverage decision from a commercial third-party payor or government payor or once we have a sufficient history of claims collections with any such payor that we conclude the fee for FoundationOne and FoundationOne Heme tests for individuals insured by such payor is sufficiently fixed or determinable and collectability is reasonably assured, we will begin to recognize revenue from such payor on an accrual basis. As of December 31, 2013, we had cash and cash equivalents of approximately $124.3 million. We do not believe that the adverse impact on our liquidity related to the absence of coverage decisions from commercial third-party payors and government payors will materially adversely affect our business or prospects over at least the next 12 months and likely not for the foreseeable future. If we are not able to obtain coverage decisions from commercial third-party payors and government payors over the longer term, and our available cash balances and cash flow from claims for reimbursement on behalf of each patient on a case-by-case basis and other operations are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

We recognize revenue from the sale of our products to certain hospitals, cancer centers, other institutions, and patients at the time results are reported to physicians if all revenue recognition criteria have been met.

We also receive a small portion of revenue from patients who make co-payments and pay deductibles. In addition, while we take on the primary responsibility for obtaining third-party reimbursement on behalf of patients, including appeals for any initial denials, we ultimately do bill patients for amounts that we have been unable to collect from their third-party payors. We recently initiated the process to seek reimbursement from Medicare, and we may also decide to provide appropriate notices to patients covered by Medicare to enable us to bill a patient for all or part of a claim that is denied coverage by our Medicare contractor. We offer a comprehensive patient assistance program to support patients whose incomes are below certain thresholds and to allow for extended payment terms, as necessary, given the patient’s economic situation.

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

During the years ended December 31, 2013, 2012, and 2011, our sales and marketing expenses represented approximately 43%, 32%, and 76%, respectively, of our total revenue. We expect our sales and marketing costs to continue to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of FoundationOne, FoundationOne Heme, and any future products we may develop. In the short-term, our sales and marketing costs may also increase as a percentage of total revenues as we make these investments.

General and Administrative Expenses

Our general and administrative expenses include costs for our executive, accounting and finance, legal, and human resources functions. These expenses consist principally of salaries, bonuses, employee benefits, travel, and stock-based compensation, as well as professional services fees such as consulting, audit, tax, legal and billing fees, and general corporate costs and allocated overhead expenses. We expense all general and administrative expenses as incurred.

We expect that our general and administrative expenses will continue to increase, primarily due to the costs of operating as a public company, including additional legal, accounting, corporate governance, and investor relations expenses, higher directors’ and officers’ insurance premiums, and an increase in billing costs related to our anticipated increase in revenues.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for new product research and development, significant product improvements, clinical trials to evaluate the clinical utility of FoundationOne and FoundationOne Heme, the development of our knowledgebase for genomic and clinical data, and the development of our online tools, such as our online portal and mobile applications for Interactive Cancer Explorer. Costs to develop our online tools are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs. Our research and development activities include the following costs:

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

Interest Expense, Net

Interest expense, net consists primarily of interest expense on our loan balance and the amortization of debt discounts. Interest income consists of interest earned on our cash and cash equivalents. During the years ended December 31, 2013, 2012, and 2011, interest income was not material.

Other Expense, Net

Other expense, net consists of changes in the fair value of our preferred stock warrant liability at the end of each reporting period. The warrant was exercised in October 2013.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$28,990	$10,645	$18,345	172%
Costs and expenses
Cost of revenue	11,659	5,681	5,978	105%
Selling and marketing	12,326	3,454	8,872	257%
General and administrative	21,865	8,644	13,221	153%
Research and development	24,901	14,777	10,124	69%

Total costs and expenses	70,751	32,556	38,195	117%

Loss from operations	(41,761)	(21,911)	(19,850)	(91%)
Interest expense, net	(235)	(421)	(186)	(44%)
Other expense, net	(948)	(61)	887	1,454%

Net loss	$(42,944)	$(22,393)	$(20,551)	(92%)

Revenue

Total revenue increased to $29.0 million for the year ended December 31, 2013 from $10.6 million during the year ended December 31, 2012. Revenue from tests reported for our ordering physicians increased to $14.8 million for the year ended December 31, 2013 from $2.6 million for the year ended December 31, 2012 following the formal commercial launch of FoundationOne in June 2012. The increase was driven by our growing test volumes and expanding commercialization efforts. The increase in revenue from our biopharmaceutical customers to $14.2 million from $8.0 million for the years ended December 31, 2013 and 2012, respectively, resulted from increased business development activity among our new and existing biopharmaceutical customers.

During the years ended December 31, 2013 and 2012, we reported 9,095 and 1,750 FoundationOne tests, respectively, for ordering physicians, and 3,776 and 1,350 tests, respectively, for our biopharmaceutical customers.

The average revenue per FoundationOne test for clinical use that met our revenue recognition criteria during the year ended December 31, 2013 was approximately $3,500. This average revenue per test does not include 2,080 FoundationOne tests reported during the period for patients covered by Medicare and for which claims were not yet submitted or paid, 198 tests that were reported and not billed, and 2,963 tests that were reported and billed to commercial third party payors during the period but were not paid during the period. This average revenue includes 435 tests reported in prior years for which revenue was recognized during the year ended December 31, 2013.

The average revenue per FoundationOne test for clinical use that met our revenue recognition criteria during the year ended December 31, 2012 was approximately $3,800. This average revenue per test does not include 398 FoundationOne tests reported during the year for patients covered by Medicare and for which claims were not submitted, 28 tests that were reported and not billed, and 641 tests that were reported and billed to commercial third party payors during the year but were not paid during the year.

Our average revenue per FoundationOne test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the FoundationOne test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of coverage decisions, we have been reasonably successful in securing reimbursement from commercial third-party payors for tests reported in prior periods. Similarly, with respect to tests reported for patients covered by Medicare, though we have not yet received payment, we commenced the process of submitting claims to Medicare for these tests in November 2013. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed and determinable and collectability is not reasonably assured, we do expect to record revenue in the future for tests reported in this period. However, it is difficult to predict future revenue from the previously reported FoundationOne tests because the test is in an early stage of commercialization and we have limited payment history. As a result, we cannot be certain that the revenue per test we recognize in the future will equal or exceed the average revenue per test reported above.

The cumulative amount of FoundationOne tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 3,200 and 2,481, respectively, as of December 31, 2013. If commercial third-party payors or government payors agree to pay us for these FoundationOne tests in the future, we will recognize revenue for such FoundationOne tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported FoundationOne tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,700 for each of the years ended December 31, 2013 and 2012. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent over time. Approximately $8.9 million and $4.4 million of our biopharmaceutical revenue for the years ended December 31, 2013 and 2012, respectively, represented payments under contracts with multiple element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Cost of revenue increased to $11.7 million for the year ended December 31, 2013 from $5.7 million for the year ended December 31, 2012. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, and higher depreciation expense related to new equipment purchases. During the years ended December 31, 2013 and 2012, our cost of revenue represented approximately 40.2% and 53.4%, respectively, of our total revenue. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand. As a result, our cost of revenue as a percentage of total revenue could increase in the short-term.

Sales and Marketing Expenses

Sales and marketing expenses increased to $12.3 million for the year ended December 31, 2013 from $3.5 million for the year ended December 31, 2012. The increase was primarily due to an increase of $6.5 million in personnel-related costs related to 19 new employees in our sales, marketing, client service, and reimbursement departments, a $1.7 million increase in consulting, and a $0.6 million increase in various other expenses.

General and Administrative Expenses

General and administrative expenses increased to $21.9 million for the year ended December 31, 2013 from $8.6 million for the year ended December 31, 2012. The increase was primarily due to a $5.0 million increase in stock-based compensation, a $2.6 million increase in rent and other facilities costs, a $2.6 million increase in personnel costs to support and expand our legal, finance, and human resources infrastructure, a $1.4 million increase in insurance and other office expenses, a $1.7 million increase in legal, consulting, audit, and billing fees.

Research and Development Expenses

Research and development expenses increased to $24.9 million for the year ended December 31, 2013 from $14.8 million for the year ended December 31, 2012. The increase was primarily due to a $4.7 million increase in employee and contractor-related expenses, including a $0.7 million increase in stock-based compensation, a $2.2 million increase in technology investments related to data management, FoundationOne report design and functionality, and customer interface development, a $0.8 million increase in facilities, a $1.2 million increase in clinical trial expenses, and a $0.5 million increase in overhead allocations and other expenses.

Interest Expense, Net

Interest expense, net was $0.2 and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

Other Expense, Net

Other expense, net increased to $0.9 million for the year ended December 31 2013 from $0.1 million for the year ended December 31, 2012. We recorded $1.4 million of other expense associated with the change in the fair value of our warrant liability immediately before it converted into a warrant to purchase common stock and was reclassified into additional paid-in capital.

Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$10,645	$2,057	$8,588	418%
Costs and expenses
Cost of revenue	5,681	258	5,423	2,102%
Selling and marketing	3,454	1,555	1,899	122%
General and administrative	8,644	6,992	1,652	24%
Research and development	14,777	9,023	5,754	64%

Total costs and expenses	32,556	17,828	14,728	83%

Loss from operations	(21,911)	(15,771)	(6,140)	(39%)
Interest expense, net	(421)	(421)	—	0%
Other expense, net	(61)	(845)	(784)	(93%)

Net loss	$(22,393)	$(17,037)	$(5,356)	(31%)

Revenue

Total revenue for the year ended December 31, 2012 was $10.6 million and consisted of $8.0 million in revenue from our biopharmaceutical customers and $2.6 million in revenue from FoundationOne tests ordered by clinical physicians. During 2012, we performed approximately 1,350 tests for our biopharmaceutical customers and approximately 1,750 FoundationOne tests for ordering physicians.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test in 2012 was approximately $3,700. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent over time. Approximately $4.4 million of our biopharmaceutical revenue in 2012 represented minimum guaranteed payments under contracts with multiple element arrangements that were not negotiated on a price per test basis.

In 2012, the average revenue per FoundationOne test for clinical use that met our revenue recognition criteria during 2012 was approximately $3,800. This average revenue per FoundationOne test does not account for 641 FoundationOne tests that were billed to commercial third-party payors during 2012 and were not paid during 2012, or for the 398 FoundationOne tests that we performed during 2012 for patients covered by Medicare but for which claims were not submitted during 2012. Thus, our average revenue per FoundationOne test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the FoundationOne test is performed and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of coverage decisions, we have been reasonably successful in securing reimbursement from commercial third-party payors for tests performed in prior periods. Similarly with respect to tests reported for patients covered by Medicare, though we have not yet received payment, we commenced the process of submitting claims to Medicare for these tests in late 2013. We also expect to receive revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors, Medicare, and patients in respect of these claims is not currently fixed and determinable and collectability is not reasonably assured, we do expect to receive revenue in the future for tests performed in this period. However, it is difficult to predict future revenue from the previously performed FoundationOne tests because the test is in an early stage of commercialization and we have limited payment history. As a result, we cannot be certain that the revenue per test we recognize in the future will equal or exceed the average revenue per test reported above.

The cumulative amount of FoundationOne tests that have been billed to commercial third-party payors and completed for patients covered by Medicare for which we have not recognized revenue was 641 and 401 (three of which were conducted during 2011), respectively, as of December 31, 2012. If commercial third-party payors or government payors agree to pay us for these FoundationOne tests in the future, we will recognize revenue for such FoundationOne tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously performed FoundationOne tests will favorably impact our liquidity and results of operations in future periods.

Our revenue during 2011 was primarily attributable to a pilot agreement with a biopharmaceutical customer.

None of our revenue recognized in the year ended December 31, 2011 was associated with customers outside of the United States. The majority of our revenue from customers outside of the United States in the year ended December 31, 2012 was generated from two customers from whom we recognized revenue of $0.8 million.

Cost of Revenue

Cost of revenue increased to $5.7 million for the year ended December 31, 2012 from $0.3 million for the year ended December 31, 2011. This increase was caused primarily by our performance of tests for our ordering physicians and for our biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, and higher depreciation expense related to new equipment purchases. Our cost of revenue during the year ended December 31, 2011 was primarily attributable to a pilot agreement with a biopharmaceutical customer.

Sales and Marketing Expenses

Sales and marketing expenses increased by 122% to $3.5 million for the year ended December 31, 2012 from $1.6 million for the year ended December 31, 2011. The increase was primarily due to an increase of $1.3 million in personnel-related costs as the result of hiring 10 employees over the course of the year in our sales, marketing, client service, and reimbursement departments, and an increase of $0.6 million in marketing costs related to our commercial launch of FoundationOne.

General and Administrative Expenses

General and administrative expenses increased by 24% to $8.6 million for the year ended December 31, 2012 from $7.0 million for the year ended December 31, 2011. The increase was primarily due to a $2.4 million increase in employee-related expenses, including a $1.4 million increase in stock-based compensation, to support and expand our legal, finance, and human resources infrastructure. This increase was offset by a $0.8 million decrease in legal fees driven by establishing an in-house legal team.

Research and Development Expenses

Research and development expenses increased by 64% to $14.8 million for the year ended December 31, 2012 from $9.0 million for the year ended December 31, 2011. The increase was primarily due to a $2.1 million increase in employee and contractor-related expenses, including stock-based compensation, to support our molecular information platform and product development, a $1.9 million increase in expenses related to clinical trials to evaluate the clinical utility of FoundationOne, a $1.5 million increase in technology expenses related to data management, FoundationOne report design and functionality, and customer interface development, and a $0.3 million increase in laboratory supplies to support product development.

Interest Expense, Net

Interest expense, net was $0.4 million for the years ended December 31, 2012, and 2011.

Other Expense, Net

Other expense, net decreased to $0.1 million for the year ended December 31, 2012 from $0.8 million for the year ended December 31, 2011. Other expense, net for the year ended December 31, 2011 included a $1.1 million fair value adjustment for our investor rights obligation and an insignificant fair value adjustment for our warrant liability, offset by $0.2 million in grant income from the Internal Revenue Service’s Qualifying Therapeutic Discovery Program. The investor rights obligation was settled and reclassified to additional paid-in capital in 2011. We recorded $0.1 million associated with the change in fair value of our warrant liability in the year ended December 31, 2012.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of December 31, 2013, we had an accumulated deficit of $89.8 million.

We have funded our operations principally from the sale of common stock and preferred stock, product revenue and the incurrence of indebtedness. Since we have not received a coverage decision for FoundationOne or FoundationOne Heme from any commercial third-party payor and have a limited history of collecting claims, we currently recognize revenue on a cash basis from commercial third-party payors. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. In addition, though we have not yet received payment, we commenced the process of submitting claims to Medicare for FoundationOne tests previously reported by us for patients covered by Medicare in late 2013. We may receive payment for a portion of these tests, although our requests for payments could be denied in whole. If commercial third-party payors or government payors agree to pay us for these FoundationOne tests in the future, we will recognize revenue for such FoundationOne tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously performed FoundationOne tests will favorably impact our liquidity in future periods.

On September 30, 2013, we closed our IPO which resulted in the sale of 6,772,221 shares of our common stock at a public offering price of $18.00 per share, before underwriting discounts, including 883,333 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price to cover over-allotments. We received net proceeds from the IPO of approximately $110.4 million after deducting underwriting discounts, commissions, and expenses payable by us.

In November 2010, we entered into a loan and security agreement, or the Loan Agreement, with Lighthouse Capital Partners, or Lighthouse, for $5.0 million, which was fully drawn by June 21, 2011. As of December 31, 2013, $1.5 million of principal and deferred interest payments were outstanding under the Loan Agreement. Under the terms of the Loan Agreement, we are precluded from entering into certain financing, restructuring and other transactions, including disposing of certain assets, and are subject to various non-financial covenants, including requirements that we maintain standard levels of insurance, maintain our assets in good condition, and file all required tax returns. The Loan Agreement also restricts our ability to pay dividends without the prior written consent of Lighthouse. We believe we were in compliance with all covenants under the Loan Agreement as of December 31, 2013.

As of December 31, 2013, we had cash and cash equivalents of approximately $124.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in money market mutual funds consisting of U.S. government-backed securities.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,766)	$(17,249)	$(14,133)
Investing activities	(8,494)	(3,183)	(5,410)
Financing activities	108,715	64,418	28,986

Net increase in cash and cash equivalents	$69,455	$43,986	$9,443

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $30.8 million for the year ended December 31, 2013 compared to $17.2 million for the year ended December 31, 2012. The increase in cash used in operating activities was driven primarily by an increase in net loss of $20.6 million and changes in working capital of $2.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, offset by increases in stock-based compensation expense of $5.8 million and depreciation expense of $2.1 million, an increase in the fair value adjustment of the warrant liability of $1.2 million, and an increase in fixed asset impairment charge of $0.4 million between the respective periods.

The net cash used in operating activities was $17.2 million for the year ended December 31, 2012 compared to $14.1 million for the year ended December 31, 2011. The increase in cash used in operating activities was driven primarily by an increases in net loss of $5.4 million and change in the fair value of the investor rights obligation of $1.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, offset by increases in stock-based compensation expense of $1.5 million, depreciation of $1.4 million, the fair value adjustment of the warrant liability of $0.1 million and changes in working capital of $0.4 million, between the respective periods.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $8.5 million and consisted of an increase in restricted cash of $1.6 million related to our new laboratory and office facilities, and purchases of property and equipment of $6.9 million. Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $3.2 million and $5.4 million, respectively, and consisted solely of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $108.7 million and reflects the net proceeds from our IPO of $110.4 million, offset in part by $1.7 million in loan principal repayments. Net cash provided by financing activities for the year ended December 31, 2012 was $64.4 million and reflects the sale of our Series A preferred stock for net proceeds of $10.2 million and the sale of our Series B preferred stock for net proceeds of $55.7 million, offset in part by $1.6 million in loan principal repayments. Net cash provided by financing activities for the year ended December 31, 2011 was $29.0 million and reflects the sale of our Series A preferred stock for net proceeds of $26.3 million and the proceeds from issuance of our notes payable of $3.0 million, offset in part by $0.4 million in loan principal repayments.

Operating Capital Requirements

We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to expand our sales force, increase our marketing efforts to drive market adoption of FoundationOne and FoundationOne Heme, invest in clinical trials, innovate our molecular information platform, and develop new product offerings. Our liquidity requirements have and will continue to consist of sales and marketing expenses, research and development expenses, capital expenditures, working capital, debt service, and general corporate expenses. As demand for our products continues to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements will also increase in order to build additional capacity. We expect that our planned expenditures will be funded from our ongoing operations and from our existing cash and cash equivalents.

Based on our current business plan, we believe our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash requirements over at least the next 12 months and for the foreseeable future. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our sales and marketing activities and continue to invest in new product offerings. As sales of our products grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not be completely offset by increases in accounts receivable, which could result in greater working capital requirements.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or other risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

These estimates are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our principal contractual obligations at December 31, 2013.

	Total	2014	2015-2016	2017-2018	Thereafter
	(in thousands)
Operating lease obligations (1)	$26,531	$2,828	$7,248	$7,727	$8,728
Notes payable (2)	1,325	1,325	—	—	—
Purchase obligations (3)	6,549	3,049	2,000	1,500	—

Total	$34,405	$7,202	$9,248	$9,227	$8,728

(1)	We lease 61,591 square feet for office and laboratory space in Cambridge, Massachusetts under an operating lease that expires in February 2021.
(2)

We entered into a loan agreement with Lighthouse to borrow up to $5,000,000 at a fixed interest rate of 8.25% on November 2010. The final payment will be made on December 31, 2014. Our notes payable balance herein includes interest payments.

(3)

In July 2013, we entered into a five-year supply, service and support agreement, or the supply agreement, with Illumina Inc., or Illumina, for Illumina to provide products and services that support and can be used for the gene sequencing component of our molecular testing activities. During the remaining term of this supply agreement, the actual amount of the purchase obligation shall be determined during each period set forth in the table but will not be lower than the amounts set forth in the table. The actual amount of the purchase obligation shall be based upon a percentage of the forecasts we submit for Illumina product and services.

Net Operating Loss Carryforwards

We have deferred tax assets of approximately $37.0 million and deferred tax liabilities of $3.5 million as of December 31, 2013, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2013, we had federal NOL carryforwards of approximately $70.6 million and state NOL carryforwards of $67.7 million available to reduce future taxable income, if any. These federal NOL carryforwards expire at various times through 2033 and the state NOL carryforwards begin to expire in 2014. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. We have not, as of yet, conducted a study to determine if any such changes have occurred that could limit our ability to use the net operating losses and tax credit carryforwards.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Application of Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included later in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We currently derive revenue from selling products that are enabled by our molecular information platform. We recognize revenue when all of the following criteria are present: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectability is reasonably assured. We receive payments from: commercial third-party payors; certain hospitals and cancer centers with which we have direct bill relationships; individual patients; and our biopharmaceutical customers.

We currently recognize revenue on a cash basis for sales of our products for which we receive payments from commercial third-party payors and patients who make co-payments, pay deductibles or other amounts that we have been unable to collect from their third-party payors since the fee is not fixed or determinable and collectability is not reasonably assured. Our products are delivered electronically and, as such, there are no shipping and handling fees incurred by us or billed to our customers. We believe our products are exempt from state sales taxation due to the nature of our products. As a result, we do not charge our customers state sales tax. Because we have limited payment experience with third-party payors and patients, we have not concluded that the fee is fixed or determinable or that collectability is reasonably assured, and therefore, we recognize revenue on a cash basis. We expect to use judgment in our assessment of whether the fee is fixed or determinable and whether collectability is reasonably assured in determining when to recognize revenue in the future as we continue to gain payment experience with third-party payors and patients.

We recognize revenue from the sale of our products to certain hospitals, cancer centers, other institutions, and patients at the time results of our tests are reported to physicians, assuming all revenue recognition criteria have been met.

Our arrangements with biopharmaceutical customers are based on a negotiated price per test or an agreement to provide certain testing volume over a defined period. We recognize revenue from sales of our products to biopharmaceutical customers upon delivery of the test results or over the period the testing volume is provided, as appropriate.

For revenue arrangements with multiple deliverables, each deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer and whether a general right of return exists. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. We use judgment in identifying the deliverables in our arrangements, assessing whether each deliverable is a separate unit of accounting, and in determining the best estimate of selling price for certain of the deliverables. We also use judgment in determining the period over which the deliverables are recognized in certain of our arrangements.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

Stock-based Compensation

Prior to becoming a public company, we utilized significant estimates and assumptions in determining the fair value of our common stock. We granted stock options at exercise prices not less than the fair value of our common stock as determined by the board of directors, with input from management. The board of directors determined the estimated fair value of our common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which we sold shares of redeemable convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time, our stage of commercialization, our historical operating results and the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company.

We utilized various valuation methodologies in accordance with the framework of the 2004 American Institute of Certified Public Accountants Technical Practice Aid, or Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common stock. Our board of directors estimated our enterprise value as of the various valuation dates using a market approach and an income approach, which are acceptable valuation methods in accordance with the Practice Aid. Under the market approach, enterprise value can be estimated by evaluating recent arm’s length transactions involving the sale of our preferred stock to investors and by comparisons to similar publicly traded companies. Under the income approach, enterprise value can be estimated using the discounted cash flow method. Additionally, each valuation reflects a marketability discount, resulting from the illiquidity of our common stock. We performed these contemporaneous valuations as of August 31, 2011, November 5, 2012, February 15, 2013, and May 10, 2013.

We have included stock-based compensation as part of our cost of revenue and our operating expenses in our statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$67	$22	$1
Sales and marketing	142	31	—
General and administrative	6,346	1,388	69
Research and development	761	94	3

Total	$7,316	$1,535	$73

We account for stock-based compensation arrangements with our employees, consultants, and non-employee directors using a fair value method, which requires us to recognize compensation expense for costs related to all share-based payments. To date, our stock-based awards have included grants of stock options and restricted stock. The fair value method requires us to estimate the fair value of stock-based awards to employees and non-employees on the date of grant using the Black-Scholes option-pricing method. The fair value is then recognized, net of estimated forfeitures, as stock-based compensation expense over the requisite service period, which is typically the vesting period, of the award. Stock-based awards granted to non-employees are subject to periodic revaluation over their vesting term.

The Black-Scholes option-pricing model requires the input of subjective assumptions, including expected stock price volatility and the expected life of stock options. We do not have sufficient history to estimate the volatility of our common stock price or the expected term of our stock options. We calculate expected volatility based on historical volatility data of a representative group of companies that are publicly traded. We selected representative companies with comparable characteristics to us, including risk profiles, position within the industry, and with historical stock price information sufficient to meet the expected term of the stock-based awards. We compute the historical volatility of this selected group using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to use the representative group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future stock option grants.

We determine the expected term of stock options according to the “simplified” method. Under this method, the expected term is calculated as the average of the time-to-vesting and the contractual life of the stock option. The assumed dividend yield is based on our expectation that we will not pay dividends in the foreseeable future, which is consistent with our history of not paying dividends. We determine the risk-free interest rate by using the equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant. We estimate forfeitures at the time of grant and revise our estimates, as appropriate, but actual future forfeiture rates may differ. If actual results differ significantly from these estimates, stock-based compensation expense and our statements of operations and comprehensive loss could be materially impacted.

We have also granted performance-based stock options with terms that allow the recipients to vest in a specific number of shares based upon the achievement of performance-based milestones as specified in the grants. Share-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates of the time to vesting for the achievement of the performance-based milestones. If the actual achievement of the performance-based milestones varies from our estimates, share-based compensation expense could be materially different than what is recorded in the period. The cumulative effect on current and prior periods of a change in the estimated time to vesting for performance-based stock options will be recognized as compensation cost in the period of the revision, and recorded as a change in estimate.

While the assumptions used to calculate and account for share-based compensation awards represents management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2013, we had cash and cash equivalents of $124.3 million held primarily in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-24 of this Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit No.	Exhibit Index

3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on October 2, 2013)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on October 2, 2013)

4.1	Form of Common Stock certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

4.2	Warrant to Purchase Preferred Stock of the Company, dated as of November 1, 2010, issued to Lighthouse Capital Partners VI, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

4.3	Second Amended and Restated Investors’ Rights Agreement, by and between the Company and the Investors named therein, dated as of June 20, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.1†	Amended and Restated 2010 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.2†	2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.3†	Executive Employee Offer Letter issued by the Company to Michael J. Pellini, dated as of September 9, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.4†

Executive Employee Offer Letter issued by the Company to Kevin Krenitsky, dated as of March 7, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form

S-1 (File No. 333-190226) filed on July 29, 2013)

10.5†

Executive Employee Offer Letter issued by the Company to Robert W. Hesslein, dated as of March 7, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form

S-1 (File No. 333-190226) filed on July 29, 2013)

10.6†	Executive Employee Offer Letter issued by the Company to Jason Ryan, dated as of March 7, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

Exhibit No.	Exhibit Index

10.7†	Executive Employee Offer Letter issued by the Company to Steven J. Kafka, dated as of May 21, 2013, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.8	Form of Indemnification Agreement, to be entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.9	Lease Agreement, by and between the Company and RB Kendall Fee, LLC, dated as of July 13, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.10	Lease, by and between the Company and 150 Second Street, LLC, dated as of February 4, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.11	Lease, by and between the Company and 150 Second Street, LLC, dated as of March 27, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.12	Loan and Security Agreement, by and between the Company and Lighthouse Capital Partners VI, L.P., dated as of November 1, 2010, as amended (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.13#	Supply and Support Agreement, by and between the Company and Illumina, Inc., effective as of July 25, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.14#	Laboratory Master Services Agreement, by and between the Company and Novartis Pharmaceuticals Corporation, dated as of November 21, 2011, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.15†	Executive Employee Offer Letter issued by the Company to Vincent A. Miller, dated as of August 1, 2011, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.16†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.17	Lease Termination Agreement by and between the Company and RB Kendall Fee, LLC, dated October 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 15, 2013)

10.18	First Amendment to Lease, by and between the Company and 150 Second Street, LLC, dated November 27, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 4, 2013)

10.19#	Second Amendment to Laboratory Master Services Agreement, by and between the Company and Novartis Pharmaceuticals Corporation, dated January 6, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 7, 2014)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Index

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2013 and 2012 (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011, (c) our Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Years Ended December 31, 2013, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Confidential treatment has been requested or granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: March 7, 2014	By:	/s/ Michael J. Pellini, M.D.
Michael J. Pellini, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2014	By:	/s/ Jason Ryan
Jason Ryan
Senior Vice President, Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J. Pellini, M.D. Michael J. Pellini, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014

/s/ Jason Ryan Jason Ryan	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 7, 2014

/s/ Alexis Borisy Alexis Borisy	Director	March 7, 2014

/s/ Brook Byers Brook Byers	Director	March 7, 2014

/s/ Evan Jones Evan Jones	Director	March 7, 2014

/s/ Mark Levin Mark Levin	Director	March 7, 2014

/s/ David Schenkein, M.D. David Schenkein, M.D.	Director	March 7, 2014

/s/ Krishna Yeshwant, M.D. Krishna Yeshwant, M.D.	Director	March 7, 2014

Index to Consolidated Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Foundation Medicine, Inc.

We have audited the accompanying consolidated balance sheets of Foundation Medicine, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundation Medicine, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2014

FOUNDATION MEDICINE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$124,293	$54,838
Accounts receivable	6,262	2,195
Inventory	1,763	803
Prepaid expenses and other current assets	992	550

Total current assets	133,310	58,386
Property and equipment, net	22,104	7,465
Restricted cash	1,725	161
Other assets	129	27

Total assets	$157,268	$66,039

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,007	$1,609
Accrued expenses and other current liabilities	5,168	3,463
Deferred revenue	918	1,622
Current portion of deferred rent	1,167	132
Current portion of notes payable	1,499	1,704

Total current liabilities	15,759	8,530
Deferred rent, net of current portion	9,710	287
Deferred revenue, net of current portion	—	156
Notes payable, net of current portion	—	1,441
Warrant to purchase preferred stock	—	225
Restricted stock liability	88	139
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, $0.0001 par value per share:
Series A redeemable convertible preferred stock; no shares and 43,950,000 shares authorized at December 31, 2013 and 2012, respectively; no shares issued and outstanding at December 31, 2013 and 43,750,000 shares issued and outstanding at December 31, 2012 (aggregate liquidation preference of $0 and $43,750 at December 31, 2013 and 2012, respectively)	—	42,962
Series B redeemable convertible preferred stock; no shares and 24,762,134 shares authorized at December 31, 2013 and 2012, respectively; no shares issued and outstanding at December 31, 2013 and 24,762,134 issued and outstanding at December 31, 2012 (aggregate liquidation preference of $0 and $55,962 at December 31, 2013 and 2012, respectively)	—	55,696
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 and no shares authorized at December 31, 2013 and 2012, respectively; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value, 150,000,000 and 96,000,000 shares authorized at December 31, 2013 and 2012, respectively; 27,630,781 and 2,727,443 shares issued and outstanding at December 31, 2013 and 2012, respectively	3	—
Additional paid-in capital	221,471	3,422
Accumulated deficit	(89,763)	(46,819)

Total stockholders’ equity (deficit)	131,711	(43,397)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$157,268	$66,039

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$28,990	$10,645	$2,057
Costs and expenses:
Cost of revenue	11,659	5,681	258
Selling and marketing	12,326	3,454	1,555
General and administrative	21,865	8,644	6,992
Research and development	24,901	14,777	9,023

Total costs and expenses	70,751	32,556	17,828

Loss from operations	(41,761)	(21,911)	(15,771)
Other income (expense):
Interest expense, net	(235)	(421)	(421)
Other expense, net	(948)	(61)	(845)

Total other expense, net	(1,183)	(482)	(1,266)

Net loss	(42,944)	(22,393)	(17,037)

Accretion of redeemable convertible preferred stock	(139)	(286)	(296)

Net loss applicable to common stockholders	$(43,083)	$(22,679)	$(17,333)

Net loss per common share applicable to common stockholders, basic and diluted	$(4.64)	$(10.47)	$(14.06)

Weighted average common shares outstanding, basic and diluted	9,294,730	2,166,832	1,232,658

Comprehensive loss	$(42,944)	$(22,393)	$(17,037)

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	7,000,000	$5,821	—	$—	912,906	$—	$—	$(7,389)	$(7,389)
Issuance of Series A redeemable convertible preferred stock net of issuance costs of $162,430	26,500,000	26,338	—	—	—	—	—	—
Settlement of Series A investor rights obligation							2,331	—	2,331
Accretion of redeemable convertible preferred stock to redemption value	—	296	—	—			(296)	—	(296)
Vesting of restricted stock	—	—	—	—	738,719	—	15	—	15
Stock-based compensation expenses	—	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	—	(17,037)	(17,037)

Balance at December 31, 2011	33,500,000	32,455	—	—	1,651,625	—	2,123	(24,426)	(22,303)
Issuance of Series A redeemable convertible preferred stock net of issuance costs of $21,618	10,250,000	10,228	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock net of issuance costs of $273,022	—	—	24,762,134	55,689	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	279	—	7	—	—	(286)	—	(286)
Vesting of restricted stock	—	—	—	—	1,075,818	—	50	—	50
Stock-based compensation expense	—	—	—	—	—	—	1,535	—	1,535
Net loss	—	—	—	—	—	—	—	(22,393)	(22,393)

Balance at December 31, 2012	43,750,000	42,962	24,762,134	55,696	2,727,443	—	3,422	(46,819)	(43,397)
Issuance costs related to Series B preferred stock offering	—	—	—	(10)	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	125	—	14	—	—	(139)	—	(139)
Conversion of redeemable convertible preferred stock into common stock	(43,750,000)	(43,087)	(24,762,134)	(55,700)	17,128,024	2	98,785	—	98,787
Reclassification of warrant to purchase redeemable convertible preferred stock into warrant to purchase common stock	—	—	—	—	—	—	1,605	—	1,605
Issuance of common stock from initial public offering, net of underwriters’ discounts and issuance costs	—	—	—	—	6,772,221	1	110,380	—	110,381
Issuance of common stock in exchange for services	—	—	—	—	633	—	4	—	4
Exercise of warrant for common stock	—	—	—	—	44,566	—	—	—	—
Exercise of stock options	—	—	—	—	48,863	—	49	—	49
Vesting of restricted stock	—	—	—	—	909,031	—	49	—	49
Stock-based compensation expense	—	—	—	—	—	—	7,316	—	7,316
Net loss	—	—	—	—	—	—	—	(42,944)	(42,944)

Balance at December 31, 2013	—	$—	—	$—	27,630,781	$3	$221,471	$(89,763)	$131,711

The accompanying notes are an integral part of these consolidated financial statements

Foundation Medicine, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(42,944)	$(22,393)	$(17,037)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	7,316	1,535	73
Depreciation and amortization expense	5,006	2,894	1,520
Impairment of fixed assets	439	—	—
Change in fair value of investor rights obligation	—	—	1,067
Change in fair value of warrant liability	1,380	131	34
Common stock issued in exchange for professional services	4	—	—
Non-cash interest expense	58	104	111
Changes in operating assets and liabilities:
Accounts receivable	(4,067)	(1,917)	973
Inventory	(960)	(485)	(318)
Prepaid expenses and other current assets	(442)	(237)	(70)
Other assets	(102)	10	(8)
Accounts payable	1,672	147	(338)
Accrued expenses	1,515	1,447	580
Deferred rent	1,219	(109)	376
Deferred revenue	(860)	1,624	(1,096)

Net cash used in operating activities	(30,766)	(17,249)	(14,133)
Investing activities
Purchases of property and equipment	(6,930)	(3,183)	(5,410)
Increase in restricted cash	(1,564)	—	—

Net cash used in investing activities	(8,494)	(3,183)	(5,410)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	110,381	—	—
Proceeds from issuance of restricted stock and stock option exercises	49	70	114
Proceeds from issuance of Series A Preferred Stock and related investor rights, net of issuance costs	—	10,228	26,338
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	(10)	55,689	—
Proceeds from issuance of notes payable	—	—	2,974
Payments of notes payable	(1,705)	(1,569)	(440)

Net cash provided by financing activities	108,715	64,418	28,986
Net increase in cash and cash equivalents	69,455	43,986	9,443
Cash and cash equivalents at beginning of period	54,838	10,852	1,409

Cash and cash equivalents at end of period	$124,293	$54,838	$10,852

Supplemental disclosure of cash flow information
Cash paid for interest	$171	$305	$308
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$98,787	$—	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$3,916	$1,070	$816
Reclassification of warrant liability to additional paid-in capital	$1,605	$—	$—
Accretion of convertible preferred stock to redemption value	$139	$286	$296
Settlement of investor rights obligation	$—	$—	$2,331

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Notes to Consolidated Financial Statements

1.	Nature of Business

Foundation Medicine, Inc. and its subsidiary (collectively, the “Company”) is a commercial-stage company focused on fundamentally changing the way patients with cancer are treated. The Company derives revenue from selling products enabled by its molecular information platform to physicians and biopharmaceutical companies. This platform includes proprietary methods and algorithms for analyzing tissue samples across all types of cancer, as well as information aggregation and concise reporting capabilities. These products provide genomic information about each patient’s individual disease, enabling physicians to optimize treatments in clinical practice and enabling biopharmaceutical companies to develop targeted oncology therapies more effectively. The Company’s first clinical products, FoundationOne and FoundationOne Heme, are the only commercially available comprehensive molecular information products designed for use in routine care of patients with cancer.

The Company, originally named Foundation Genomics, Inc., is a Delaware company founded in November 2009 and has a principal place of business in Cambridge, Massachusetts.

The Company believes that its cash resources of at least $124,293,000 at December 31, 2013 will be sufficient to allow the Company to fund its current operating plan through January 1, 2015. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek other sources of capital.

2.	Summary of Significant Accounting Policies and Basis of Presentation

A.	Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Foundation Medicine Securities Corporation. All intercompany balances and transactions have been eliminated.

B.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, the fair value of a warrant, accrued expenses, the determination of the fair value of stock awards issued prior to the initial public offering in September 2013 and stock-based compensation expense, and the valuation allowance on the Company’s deferred tax asset.

C.	Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

The Company routinely assesses the creditworthiness of its customers. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

D.	Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of delivering genomic information about cancer to its customers.

The Company’s revenue is generated primarily in the United States. The majority of the Company’s revenue from customers located outside the United States, which was generated from four customers, was $3,234,000, $788,000, and $0 for the years ended December 31, 2013, 2012, and 2011, respectively. All of the Company’s long-lived assets are located in the Unites States.

E.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government treasuries. Cash equivalents are carried at cost, which approximates their fair value.

F.	Accounts Receivable

The Company’s accounts receivable consist primarily of amounts due from biopharmaceutical customers, and from certain hospitals, cancer centers and other institutions with whom it has negotiated price per test (direct bill) relationships for tests performed using its molecular information platform. There are no accounts receivable associated with amounts that are billed to commercial third-party payors or directly to patients, because this revenue is recognized on a cash basis (see Note 2 Section K). At each reporting period, management reviews all outstanding customer balances to determine if the facts and circumstances of each customer relationship indicate the need for a reserve. The Company did not have an allowance for doubtful accounts at December 31, 2013 or 2012.

Three customer account balances consisting of $1,418,000, $1,047,000, and $771,000 represented 23%, 17%, and 12%, respectively, of accounts receivable at December 31, 2013. Three customer account balances consisting of $784,000, $469,000, and $436,000 represented 36%, 21%, and 20%, respectively, of accounts receivable at December 31, 2012.

G.	Inventory

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

At December 31, 2013 and 2012, inventory consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$1,479	$406
Work-in-process	284	397

	$1,763	$803

H.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The following estimated useful lives are used to depreciate the Company’s assets:

Estimated Useful Life
Computer equipment and software	3 years
Lab equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of initial lease term or useful life

The Company capitalizes certain costs incurred for software developed or obtained for internal use, including external direct material and service costs. Capitalized internal-use software costs, which are included in property and equipment, are generally depreciated over three years.

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. (See Note 3)

I.	Restricted Cash

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. The Company had restricted cash of $1,725,000 and $161,000 as of December 31, 2013 and 2012, respectively.

J.	Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the company. Unobservable inputs are inputs that reflect a company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities

Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs	Unobservable inputs that reflect the company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. (See Note 6)

K.	Revenue Recognition

The Company derives revenue from selling products that are enabled by its molecular information platform. The Company currently receives payments from: commercial third-party payors; certain hospitals and cancer centers with which it has direct-bill relationships; individual patients; and its biopharmaceutical customers.

The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Criterion (i) is satisfied when the Company has an arrangement or contract in place. Criterion (ii) is satisfied when the Company delivers a report to the ordering physician or the biopharmaceutical customer. Determination of criteria (iii) and (iv) are based on management’s judgments regarding whether the fee is fixed or determinable, and whether the collectability of the fee is reasonably assured.

The Company recognizes revenue on a cash basis when it cannot conclude that criterion (iii) and (iv) have been met. The Company currently recognizes revenue on a cash basis from sales of its products for which the Company receives payments from commercial third-party payors and from patients who make co-payments, pay deductibles or from other amounts that the Company has been unable to collect from third-party payors. The Company expects to use judgment in its assessment of whether the fee is fixed or determinable and whether collectability is reasonably assured in determining when to recognize revenue in the future as it continues to gain payment experience with third-party payors and patients. Accordingly, the Company expects to recognize revenue on a cash basis for these customers until it has sufficient history to reliably estimate payment patterns. The Company’s products are delivered electronically and as such there are no shipping and handling fees incurred by the Company or billed to customers. The Company’s products are exempt from state sales taxation due to the nature of the products. As a result, the Company does not charge customers state sales tax.

The Company recognizes revenue from the sale of its products to certain hospitals, cancer centers, other institutions and patients at the time results of the test are reported to physicians, if criteria (i) through (iv) above are met.

Revenue from sales of the Company’s products to biopharmaceutical customers are based on a negotiated price per test or on the basis of an agreement to provide certain testing volume over a defined period. The

Company recognizes revenue upon delivery of the test results, or over the period the testing volume is provided, as appropriate.

Certain of the Company’s arrangements with biopharmaceutical customers include multiple deliverables. For revenue arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer and whether a general right of return exists. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. The Company uses judgment in identifying the deliverables in its arrangements, assessing whether each deliverable is a separate unit of accounting, and in determining the best estimate of selling price for certain deilverables. The Company also uses judgment in determining the period over which the deliverables are recognized in certain of its arrangements. Any amounts received that do not meet the criteria for revenue recognition are recorded as deferred revenue until such criteria are met.

Two customer arrangements, consisting of $6,813,000 and $3,652,000 of revenue, represented 23% and 13%, respectively, of the Company’s total revenue for the year ended December 31, 2013. Two customer arrangements, consisting of $4,233,000 and $1,339,000 of revenue, represented 40% and 13%, respectively, of the Company’s total revenue for the year ended December 31, 2012. One customer arrangement, consisting of $1,750,000 of revenue, represented 85% of the Company’s total revenue for the year ended December 31, 2011.

L.	Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits, facilities costs, overhead costs, clinical trial costs, contract services and other related costs.

M.	Redeemable Convertible Preferred Stock

The carrying value of the Company’s Series A and Series B redeemable convertible preferred stock (individually, the “Series A Preferred Stock” and the “Series B Preferred Stock”, and collectively, the “Preferred Stock”) is adjusted by periodic accretions such that the carrying value will equal the redemption amount at the redemption date. The carrying value is also adjusted to reflect dividends, when and if declared by the Board of Directors. The Board of Directors has not declared any dividends since inception.

Upon closing of the IPO on September 30, 2013, all of the outstanding shares of the Preferred Stock were converted into 17,128,024 shares of its common stock. As of December 31, 2013, the Company does not have any Preferred Stock issued or outstanding.

N.	Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock and modifications to existing stock options, to be recognized in the statement of operations and comprehensive loss based on their fair values.

Compensation expense related to awards to employees is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. Awards to non-employees are adjusted through stock-based compensation expense as the awards vest to reflect the current fair value of such awards, and are expensed using the straight-line method.

The Company expenses restricted stock awards based on the fair value of the award on a straight-line basis over the requisite service period of the award. The unvested portion of awards of restricted stock to non-employees is subject to remeasurement over the vesting term.

The Company estimates the fair value of its stock-based awards to employees and directors using the Black-Scholes option pricing model, which requires subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a representative group of companies that are publicly traded. The Company selected a representative group of companies with comparable characteristics to it, including risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes the historical volatility of this selected group using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered option. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest. (See Note 9)

O.	Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.

P.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, Preferred Stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

Q.	Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss)

consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Comprehensive loss is included in the accompanying statements of operations and comprehensive loss and equals the Company’s net loss for all periods presented.

R.	Application of new or revised accounting standards

On April 5, 2012, the Jump-Start Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an emerging growth company, the Company has elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

S.	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

T.	Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

3.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2013	2012
Lab equipment	$12,193	$8,163
Computer equipment	4,772	2,904
Software	542	188
Furniture and office equipment	1,610	425
Leasehold improvements	12,213	474

	31,330	12,154
Less accumulated depreciation and amortization	(9,226)	(4,689)

	$22,104	$7,465

Depreciation and amortization expense for the years ended December 31, 2013, 2012, and 2011 was $5,006,000, $2,894,000, and $1,520,000, respectively. The Company classifies capitalized internal use software in lab equipment, computer equipment and software based on its intended use. Depreciation expense related to all capitalized internal use software for the years ended December 31, 2013, 2012, and 2011 was $459,000, $221,000, and $0, respectively. The remaining unamortized capitalized internal use software costs at December 31, 2013 and 2012 were $698,000 and $1,157,000, respectively.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Payroll and employee-related costs	$3,258	$1,672
Professional services	1,127	670
Equipment purchases	122	977
Other	661	144

	$5,168	$3,463

5.	Net Loss Per Common Share

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive. The convertible preferred stock shown in the table below is on a common stock equivalent basis as a result of the reverse stock split described in Note 8.

	Year Ended December 31,
	2013	2012	2011
Denominator:
Series A Preferred Stock	—	10,937,500	8,375,000
Series B Preferred Stock	—	6,190,526	—
Warrant	—	50,000	50,000
Outstanding stock options	2,314,284	1,221,396	151,938
Unvested restricted stock	517,237	1,423,698	2,351,503

Total	2,831,521	19,823,120	10,928,441

6.	Fair Value Measurements

As referenced in Note 2, accounting principles provide guidance for using fair value to measure assets and liabilities based on a hierarchy of inputs and requires management to make judgments and consider factors specific to the asset or liability.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, and a warrant to purchase certain of our equity instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their fair values because of the short-term nature of the instruments or, in the case of the notes payable, because the interest rates the Company believes it could obtain for similar borrowings are similar to the existing interest rates on the notes payable. In conjunction with the closing of the Company’s IPO, the warrant exercisable for shares of our Series A Preferred Stock was automatically converted into a warrant exercisable for shares of the Company’s common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon its conversion to a warrant for the purchase of common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of December 31, 2013, the Company had no outstanding warrant liability.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash held in money market funds	$125,001	$—	$—	$125,001

Total	$125,001	$—	$—	$125,001

	Fair Value Measurement at December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash held in money market funds	$37,500	$—	$—	$37,500

Total	$37,500	$—	$—	$37,500

Liabilities:
Warrant to purchase preferred stock	$—	$—	$225	$225

Total	$—	$—	$225	$225

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability which represented a recurring measurement classified within Level 3 of the fair value hierarchy through the date of the IPO, wherein fair value was estimated using significant unobservable inputs:

Beginning balance, January 1, 2013	$225
Change in fair value	1,380
Reclassification to additional paid-in capital	(1,605)

Ending balance, December 31, 2013	$—

The liability represented a warrant to purchase Series A Preferred Stock that was issued in conjunction with the loan agreement, as more fully described in Note 7. The fair value of the warrant was calculated using a Black-Scholes option pricing model. See Note 7 for further discussion, as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrant.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted during the years ended December 31, 2013 and 2012.

7.	Notes Payable

In November 2010, the Company entered into a Loan Agreement with Lighthouse Capital Partners VI, L.P., whereby the Company had access to borrow up to $5,000,000. The Company borrowed all $5,000,000 available under the Loan Agreement in increments greater than $100,000 through January 31, 2012 (the “Commitment Termination Date”). For each advance, the Company paid interest only payments at a fixed rate of 8.25% for six months, followed by 36 months of interest and principal payments and a final payment of 4.5% of the advance. The debt is secured by certain property and equipment. The final payments are amortized over the term of the advances and recorded in interest expense. Based on the current advances outstanding at December 31, 2013, the final payment will be made on December 31, 2014. At December 31, 2013 and 2012, there was $1,499,000 and $3,145,000, respectively, outstanding under the Loan Agreement, which includes $215,000 and $169,000, respectively, of deferred interest payments due upon maturity of the loan. In connection with the Loan Agreement, the Company recorded interest expense in the accompanying consolidated statements of operations and comprehensive loss totaling $228,000, $408,000, and $413,000 during the years ended December 31, 2013, 2012, and 2011, respectively.

Future principal payments under the Loan Agreement are as follows:

December 31, 2013
(in thousands)
2014	$1,287

The fair value of the Company’s notes payable at December 31, 2013, computed pursuant to a discounted cash flow technique using the effective interest rate under the notes, is $1.5 million. The effective interest rate considers the fair value of the warrant issued in connection with the notes, notes issuance costs and the deferred charge. The fair value of the Company’s notes payable is determined using current applicable rates for similar instruments as of the balance sheet date. The Company’s notes payable is a Level 3 liability within the fair value hierarchy.

In connection with the Loan Agreement, the Company issued a warrant to purchase up to 200,000 shares of the Series A Preferred Stock at a purchase price of $1.00 per share. As of December 31, 2012, the warrant was exercisable for 200,000 shares of Series A Preferred Stock. In conjunction with the closing of the Company’s IPO, the warrant was automatically converted into a warrant exercisable for 50,000 shares of common stock at a purchase price of $4.00 per share, which resulted in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon conversion to a warrant for the purchase of common stock. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the freestanding warrant for the Company’s Preferred Stock was recognized as a liability and recorded at fair value in all periods prior to its conversion into a warrant to purchase common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. The initial fair value of the warrant of $60,000 was recorded as a liability and a discount to notes payable and is being accreted to interest expense over the term of the notes. In October 2013, Lighthouse Capital Partners completed a cashless exercise of the warrant and received 44,566 shares of the Company’s common stock.

The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2013(1)	2012	2011
Expected volatility	66.1%	68.0%	68.6%
Risk-free interest rate	1.39%	0.72%	1.35%
Expected life (in years)	5.10	5.85	6.85
Expected dividend yield	—%	—%	—%

(1)	Fair value assumptions used when reclassifying the convertible preferred stock liability to additional paid-in capital.

Reasonable changes in the assumptions used to value the warrant would not have a material impact on the liability balance at the end of any reporting period presented.

8.	Redeemable Convertible Preferred Stock

On September 12, 2013, the Board of Directors and the stockholders of the Company approved a one-for-four reverse stock split of the Company’s outstanding common stock, which was effected on the same day. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. The Company’s historical share and per share information have been retroactively adjusted to give effect to this reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

Upon closing of the IPO on September 30, 2013, all of the outstanding shares of the Company’s Preferred Stock were converted into 17,128,024 shares of its common stock. As of December 31, 2013, the Company does not have any Preferred Stock issued or outstanding.

The holders of the Company’s Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the Preferred Stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.

9.	Stockholders’ Equity (Deficit)

Common Stock

On September 30, 2013, the Company closed its initial public offering (“IPO”) whereby the Company sold 6,772,221 shares of common stock (inclusive of 883,333 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $18.00 per share, for net proceeds of $110,381,000. The shares began trading on the Nasdaq Global Select Market on September 25, 2013. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 17,128,024 shares of common stock.

Common stockholders are entitled to one vote per share. Holders of common stock are entitled to receive dividends, when and if declared by the Board of Directors. The voting, dividend, and liquidation rights of the holders of the common stock are subject to, and qualified by, the rights of the holders of the Preferred Stock.

The Company has reserved for future issuance the following number of shares of common stock:

	December 31,
	2013	2012
Series A Preferred Stock	—	10,937,500
Series B Preferred Stock	—	6,190,524
Series A Preferred Stock Warrant	—	50,000
Unvested restricted stock	517,237	1,423,698
Common stock options outstanding	2,314,284	1,221,396
Shares available for issuance under the 2010 Plan	—	252,465
Shares available for issuance under the 2013 Plan	1,139,244	—
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	—

	4,759,268	20,075,583

In November 2009, the Company issued 2,125,000 shares of common stock to the founders of the Company for consideration equal to the par value per share, the then estimated fair value of the common stock. The founders entered into restricted stock agreements whereby the shares of common stock issued were subject to vesting and became fully vested in November 2013. An additional 112,500 shares of common stock subject to repurchase were issued to employees and consultants at fair value during the year ended December 31, 2010. Shares subject to repurchase by the Company are recorded as a liability at their original purchase price. Shares subject to repurchase that were issued to non-employees are revalued at each vesting date and at the end of the reporting period, with changes in fair value recorded as stock-based compensation expense on a straight-line basis. As the Company’s right to repurchase the shares lapses, the liability is reclassified to additional paid-in capital. The following table shows a roll forward of restricted stock activity outside of the 2010 Stock Plan and the 2013 Stock Plan, as defined and discussed below:

Number of Shares
Unvested at December 31, 2012	547,542
Granted	—
Vested	(544,936)

Unvested at December 31, 2013	2,606

Total stock-based compensation expense recognized for restricted stock issued outside of the 2010 Plan was $5,764,000, $1,284,000 and $62,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of the restricted stock issued outside of the 2010 Plan that vested during the years ended December 31, 2013, 2012 and 2011 was $5,943,000, $1,113,000 and $54,000, respectively. As of December 31, 2013, $62,000 of unrecognized compensation expense related to restricted stock is expected to be recognized over a weighted average period of 0.3 years.

2010 and 2013 Stock Incentive Plans

In 2010, the Company adopted the Foundation Medicine, Inc. 2010 Stock Incentive Plan (the “2010 Stock Plan”) under which it may grant restricted stock, incentive stock options (ISOs) and non-statutory stock options to eligible employees, officers, directors and consultants to purchase up to 1,162,500 shares of common stock. In the year ended December 31, 2013, the Company amended the 2010 Stock Plan to increase the number of shares of common stock available for issuance to 4,232,500.

In 2013, the Company adopted the Foundation Medicine, Inc. 2013 Stock Incentive Plan (the “2013 Stock Plan”) under which it may grant restricted stock, incentive stock options (“ISO’s”) and non-statutory stock options to eligible employees, officers, directors and consultants to purchase up to 1,355,171 shares of common stock. In connection with the establishment of the 2013 Stock Plan, the Company terminated the 2010 Stock Plan and the 512,568 shares available for grant under the 2010 Stock Plan were included in the number of shares authorized under the 2013 Stock Plan. Shares forfeited or repurchased from the 2010 Stock Plan are returned to the 2013 Stock Plan for future issuance. As of December 31, 2013, a total of 17,000 shares were returned to the 2013 Stock Plan.

The terms of stock award agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2010 Stock Plan and the 2013 Stock Plan. Options granted by the Company typically vest over a four-year period. Certain of the options are subject to acceleration of vesting in the event of certain change of control transactions. The options are exercisable from the date of grant for a period of 10 years. For options granted to date, the exercise price equaled the estimated fair value of the common stock as determined by the Board of Directors on the date of grant.

Restricted Stock

The 2010 Stock Plan and the 2013 Stock Plan allow for granting of restricted stock awards. For restricted stock granted to employees, the intrinsic value on the date of grant is recognized as stock-based compensation expense ratably over the period in which the restrictions lapse. For restricted stock granted to non-employees the intrinsic value is remeasured at each vesting date and at the end of the reporting period. No restricted stock awards have been granted from the 2013 Stock Plan. The following table shows a roll forward of restricted stock activity pursuant to the 2010 Stock Plan:

Number of Shares
Unvested at December 31, 2012	123,599
Granted	—
Vested	(51,401)

Unvested at December 31, 2013	72,198

All restricted stock issued from the 2010 Stock Plan had a grant date fair value of $0.08 per share. Total stock-based compensation expense recognized for restricted stock issued from the 2010 Plan was $153,000, $36,000, and $2,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of the restricted stock issued from the 2010 Plan that vested during the years ended December 31, 2013, 2012 and 2011 approximated the stock-based compensation expense recorded during the respective periods. As of December 31, 2013, $1,000 of unrecognized compensation expense related to restricted stock issued from the 2010 Plan is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

A summary of stock option activity under the 2010 and 2013 Stock Plans is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	1,221,396	$1.28	9.3	$3,257
Granted	1,204,147	7.99
Exercised	(57,613)	0.97
Cancelled	(53,646)	1.65

Outstanding as of December 31, 2013	2,314,284	$4.78	8.8	$44,236
Exercisable as of December 31, 2013	562,485	$2.17	8.4	$12,179
Vested and expected to vest at December 31, 2013(1)	2,138,079	$4.71	8.8	$41,008

(1)	This represents the number of vested options plus the number of unvested options expected to vest at the respective dates, based on unvested options adjusted for estimated forfeitures.

Certain stock options contain provisions allowing for the early exercise of such options into shares subject to repurchase by the Company. For the years ended December 31, 2013 and 2012, 8,750 and 119,812 options, respectively, were exercised prior to vesting. At December 31, 2013, 442,433 shares, which were early exercised, remain subject to repurchase.

The weighted-average fair value of options granted for the years ended December 31, 2013, 2012, and 2011 was $4.89, $1.08, and $0.05, respectively. The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 Stock Plan and the 2013 Stock Plan of $1,399,000, $215,000, and $9,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013,

2012, and 2011 was $791,000, $268,000, and $4,398,000, respectively. As of December 31, 2013, unrecognized compensation cost of $6,001,000 related to non-vested employee stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.9 years.

The Company recorded stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$67	$22	$1
Selling and marketing	142	31	—
General and administrative	6,346	1,388	69
Research and development	761	94	3

Total	$7,316	$1,535	$73

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	66.9%	68.8%	67.1%
Risk-free interest rate	1.49%	1.29%	2.56%
Expected option term (in years)	6.25	6.25	6.25
Expected dividend yield	0.0%	0.0%	0.0%

2013 Employee Stock Purchase Plan

In September 2013, the Company adopted the Foundation Medicine, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), under which the Company is authorized to issue and sell shares of our common stock to participating employees. A total of 788,503 shares of our common stock are available for issuance under the Employee Stock Purchase Plan.

All employees who have been employed by us or our designated subsidiaries for at least six weeks and whose customary employment is for more than 20 hours a week are eligible to participate in the Employee Stock Purchase Plan. Any employee who owns, or would own upon such purchase under the Employee Stock Purchase Plan, 5% or more of the voting power or value of our stock is not eligible to purchase shares under the Employee Stock Purchase Plan.

The Company may make one or more offerings to our employees to purchase stock under the Employee Stock Purchase Plan. The period of any offering shall not shall exceed six months in duration or overlap with another offering period. Each employee who is a participant in our Employee Stock Purchase Plan may purchase shares by authorizing payroll deductions of up to 10% of his or her eligible compensation during any offering. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first business day or the last business day of the offering period, whichever is lower. During any offering period, an employee may not acquire shares constituting 5% or more of the voting power of our stock, or such other maximum number established by the Company. During any calendar year, an employee may not purchase more than $25,000 worth of common stock, valued at the start of the offering period. An employee’s participation under the Employee Stock Purchase Plan terminates upon voluntary withdrawal or upon termination of employment. Accumulated payroll deductions at the time the employee’s participation ends shall be refunded to the employee.

Although authorized, the Employee Stock Purchase Plan has not been implemented by the Company. As of December 31, 2013, no employees are participating in, and no shares have been purchased under, the Employee Stock Purchase Plan.

10.	Income Taxes

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the years ended December 31, 2013, 2012, and 2011, the Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $70,600,000 and $67,700,000, respectively, which were available to reduce future taxable income. The federal net operating loss carryforwards exclude approximately $200,000 of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The net operating loss carryforwards expire at various times beginning in 2029 for federal purposes and 2014 for state purposes.

The Company also had federal and state tax credits of approximately $1,900,000 and $1,700,000 respectively, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various times beginning in 2029 for federal purposes and 2024 for state purposes.

The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not, as yet, conducted a study to determine if any such changes have occurred that could limit our ability to use the net operating loss and tax credit carryforwards.

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2013 or 2012. If the Company did record a reserve, it would be a component of income tax expense. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The principal components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$27,585	$15,616
Deferred revenue	359	697
Accrued bonus	954	593
Deferred rent	4,247	164
Other	878	68
Research and development credits	3,009	845

Gross deferred tax assets	37,032	17,983
Deferred tax liability	(3,455)	(28)
Valuation allowance	(33,577)	(17,955)

Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2013 and 2012, respectively, because the Company’s management has determined that is it more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $15,600,000 in 2013 primarily relates to the net loss incurred by the Company during that period.

A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	Year Ended December 31,
	2013	2012	2011
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.0%	4.8%	4.9%
Permanent differences	(6.7%)	(2.5%)	(2.3%)
Research and development credit	5.0%	1.1%	2.9%
Other	0.1%	(0.3%)	(0.6%)
Change in valuation allowance	(36.4%)	(37.1%)	(38.9%)

Effective tax rate	0.0%	0.0%	0.0%

11.	Significant Agreements

Biopharmaceutical Customer

In November 2011, the Company entered into a Master Services Agreement (“MSA”) with a biopharmaceutical customer (“Customer”) establishing the legal and administrative framework for collaboration. In May 2012, the Company and Customer amended the MSA to include certain guaranteed quarterly minimum payments by Customer in return for the Company providing sufficient laboratory capacity to perform up to a maximum number of tests. The amendment defined an initial two year term beginning on the amendment date, during which Customer agreed to pay the Company $14,200,000. The Company and Customer executed a second amendment to the MSA, which was effective in October 2013, and extended the term through at least September 2016 during which time the Customer agreed to pay the Company $17,100,000. The Company concluded that the second amendment represented a material modification to the arrangement pursuant to ASC 605-25 – Revenue Recognition: Multiple-Element Arrangements. At the date of the modification, there was no deferred revenue balance on the consolidated balance sheet. The Company identified three deliverables under the amended agreement: (1) project management and Joint Steering Committee services, (2) the provision of molecular information developed by the Company upon Customer’s request and (3) the provision of sufficient laboratory capacity to test a minimum number of samples provided by Customer. The Company then determined the project management and Joint Steering Committee services did not have standalone value as a result of the fact these services are not sold separately by any vendor, and a customer could not resell these deliverables on a standalone basis without the provision of the laboratory capacity. The provision of molecular information was determined to have stand-alone value, as the services could be sold separately and the Customer could get the intended benefit from the services without the receipt of the remaining deliverables in the amended MSA. Thus, the Company determined the arrangement includes two units of accounting, and revenue is being recognized on both units of accounting over the three-year term of the amended MSA as there is no evidence to suggest revenue is earned or obligations are fulfilled in a different pattern. Under the MSA, the Company recognized revenue of $6,812,000, $4,233,000 and $0 for the years ended December 31, 2013, 2012, and 2011, respectively.

12.	Commitments and Contingencies

One Kendall Square

In May 2010, the Company commenced a facility lease which was due to expire in October 2015. In November 2013, the Company terminated this lease effective October 31, 2013 (the “Surrender Date”). The Company paid rent, operating expenses and other charges due under the facility lease through the Surrender Date. In exchange for terminating the facility lease, the Company paid the landlord an additional $338,000 equal to two additional months of rent, operating expenses and all other charges due under the facility lease, plus reimbursement to the landlord for a portion of the brokerage commissions incurred by the landlord in leasing the facility to a new tenant. In connection with the lease termination, the Company recorded an impairment charge of $439,000 associated with fixed assets left at the facility. The Company also reversed $290,000 of deferred rent associated with the lease. The Company recorded $730,000, $875,000, and $803,000 of rent expense in the years ended December 31, 2013, 2012, and 2011, respectively, associated with this lease.

150 Second Street

In 2013, the Company signed two facility leases. The first lease commenced in March 2013 and had a one year expected term which was terminated in October 2013. The second lease commenced in September 2013 and initially had an eight year expected term. The second lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first 10.5 months of the lease, having an initial value of $3,300,000. The landlord also agreed to fund up to $9,239,000 million in tenant improvements. The Company recorded the tenant improvements as assets and deferred rent on the balance sheet. Deferred rent is amortized as a reduction in rent expense over the term of the lease agreement. In connection with the Company’s termination of the lease at One Kendall Square, the rent abatement was reduced to approximately $1,841,000 and the expected lease term was reduced to 7.5 years. The Company recognizes rent expense on a straight-line basis over the expected lease term. The Company began to record rent expense in April 2013 upon gaining access to and control of the space. Upon execution of the lease agreement, the Company paid a security deposit of $1,725,000, which is included in restricted cash as of December 31, 2013.

As of December 31, 2013, the minimum future rent payments under the Company’s 150 Second Street lease agreement are as follows:

2014	$2,828
2015	3,552
2016	3,696
2017	3,806
2018	3,921
Thereafter	8,728

Total minimum lease payments	$26,531

Supply Agreement

In July 2013, the Company entered into a five-year supply, service and support agreement (the “Supply Agreement”) with Illumina, Inc. (“Illumina”) for Illumina to provide products and services that support and can be used for the gene sequencing component of its molecular testing activities. During the term of the Supply Agreement, Illumina will supply the Company with sequencers, reagents and other consumables for use with the Illumina sequencers, and service contracts for the maintenance and repair of the sequencers.

During the term of the Supply Agreement, the Company is required to make a rolling forecast of its expected needs for reagents and other consumables, and it may place purchase orders for reagents and other consumables that conform to such forecast. Illumina may not unreasonably reject conforming purchase orders and will, in its reasonable discretion, accept additional purchase orders for quantities of reagents and other consumables beyond our forecast requirements. During each six-month period the Company has a binding obligation to purchase an amount of reagents and other consumables equal to the greater of a percentage of its six-month forecast and a fixed minimum amount. Subject to discounts that vary depending on the volume of hardware and reagents and other consumables ordered, the price for sequencers and for service contracts is based on Illumina list prices, and the price for reagents and other consumables is based on contract prices that are fixed for a set period of time and may increase thereafter subject to limitations. The Supply Agreement does not require the Company to order minimum amounts of hardware, or to use exclusively the Illumina platform for conducting its sequencing. As of December 31, 2013, our minimum remaining purchase commitment for the remainder of the term of the Supply Agreement will not be lower than approximately $6,549,000.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

13.	Related Party Transactions

Since inception, the Company has received consulting and management services from an investor. The Company paid this investor approximately $119,000, $362,000, and $535,000 for these services during the years ended December 31, 2013, 2012, and 2011, respectively. Of these amounts, $7,000 and $92,000 of amounts due to the investor were included in accounts payable and accrued expenses at December 31, 2013 and 2012, respectively.

The Company recognized revenue of $854,000 and $287,000 during the years ended December 31, 2013 and 2012, respectively, from an arrangement with an investor executed in the year ended December 31, 2012. Of these amounts, $0 and $88,000 were included in accounts receivable at December 31, 2013 and 2012, respectively.

14.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for fiscal years 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenue	$5,200	$5,920	$8,208	$9,662
Costs and expenses	$12,321	$15,946	$19,332	$23,152
Net loss applicable to common stockholders	$(7,253)	$(10,229)	$(12,510)	$(13,091)
Basic and diluted net loss per share	$(2.56)	$(3.34)	$(3.51)	$(0.48)

2012
Revenue	$612	$1,817	$3,037	$5,179
Costs and expenses	$5,900	$7,599	$8,341	$10,716
Net loss applicable to common stockholders	$(5,521)	$(5,985)	$(5,567)	$(5,606)
Basic and diluted net loss per share	$(3.21)	$(2.96)	$(2.39)	$(2.17)