Form 10-Q
period 2014-03-31
Foundation Medicine, Inc.
filed 2014-05-13
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of May 7, 2014 was 28,192,218.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the evolving treatment paradigm for cancer, including physicians’ use of molecular information and targeted oncology therapeutics and the market size for molecular information products;

•	physicians’ need for molecular information products and any perceived advantage of our products over those of our competitors, including the ability of our molecular information platform to help physicians treat their patients’ cancers, our first mover advantage in providing comprehensive molecular information products on a commercial scale or the sustainability of our competitive advantages;

•	our ability to generate revenue from sales of products enabled by our molecular information platform to physicians in clinical practice and our biopharmaceutical partners, including our ability to increase adoption of FoundationOne and FoundationOne Heme and expand existing or develop new relationships with biopharmaceutical partners;

•	our ability to increase the commercial success of FoundationOne and FoundationOne Heme;

•	our plans or ability to obtain reimbursement for FoundationOne and FoundationOne Heme, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

•	the outcome or success of our clinical trials;

•	the ability of our molecular information platform to enhance our biopharmaceutical partners’ ability to develop targeted oncology therapies;

•	our ability to comprehensively assess cancer tissue simultaneously for all known genomic alterations across all known cancer-related genes, including our ability to update our molecular information platform to interrogate new cancer genes and incorporate new targeted oncology therapies and clinical trials;

•	our ability to scale our molecular information platform, including the capacity to process additional tests at high specificity and sensitivity as our volume increases;

•	our ability to capture, aggregate, analyze, or otherwise utilize genomic data in new ways;

•	the acceptance of our publications in peer-reviewed journals or our presentations at scientific and medical conference presentations;

•	our relationships with our suppliers from whom we obtain laboratory reagents, equipment, or other materials which we use in our molecular information platform, some of which are sole source arrangements;

•	our plans and ability to develop and commercialize new products and improvements to our existing products;

•	the expansion of the capabilities of our Interactive Cancer Explorer portal and the development and launch of its associated applications in 2014;

•	federal, state, and foreign regulatory requirements, including potential FDA regulation of FoundationOne and FoundationOne Heme and the other tests performed using our molecular information platform;

•	our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in our molecular information platform;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms;

•	anticipated trends and challenges in our business and the markets in which we operate; and

•	other risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Foundation Medicine, Inc. We own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including Foundation Medicine®, FoundationOne®, FoundationOne® Heme, and Interactive Cancer Explorer™. We also refer to the trademarks of other corporations and organizations in this report.

FOUNDATION MEDICINE, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2014

FOUNDATION MEDICINE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$110,308	$124,293
Accounts receivable	7,960	6,262
Inventory	2,973	1,763
Prepaid expenses and other current assets	1,256	992

Total current assets	122,497	133,310
Property and equipment, net	22,277	22,104
Restricted cash	1,725	1,725
Other assets	121	129

Total assets	$146,620	$157,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,245	$7,007
Accrued expenses and other current liabilities	7,506	5,168
Deferred revenue	807	918
Current portion of deferred rent	1,167	1,167
Current portion of notes payable	1,058	1,499

Total current liabilities	15,783	15,759
Deferred rent, net of current portion	9,837	9,710
Deferred revenue, net of current portion	592	—
Restricted stock liability	73	88
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 27,794,679 and 27,630,781 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	222,261	221,471
Accumulated deficit	(101,929)	(89,763)

Total stockholders’ equity	120,335	131,711

Total liabilities and stockholders’ equity	$146,620	$157,268

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$11,455	$5,200
Costs and expenses:
Cost of revenue	5,291	2,378
Selling and marketing	5,690	1,811
General and administrative	5,700	3,150
Research and development	6,915	4,982

Total costs and expenses	23,596	12,321

Loss from operations	(12,141)	(7,121)
Other income (expense):
Interest expense, net	(25)	(76)
Other expense, net	—	(6)

Total other expense, net	(25)	(82)

Net loss	$(12,166)	$(7,203)

Accretion of redeemable convertible preferred stock	—	(50)

Net loss applicable to common stockholders	$(12,166)	$(7,253)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.44)	$(2.56)

Weighted-average common shares outstanding, basic and diluted	27,733,717	2,834,832

Comprehensive loss	$(12,166)	$(7,203)

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net loss	$(12,166)	$(7,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,915	1,030
Change in fair value of warrant liability	—	7
Stock-based compensation	696	686
Non-cash interest expense	7	19
Changes in operating assets and liabilities:
Accounts receivable	(1,699)	(932)
Inventory	(1,210)	7
Prepaid expenses and other current assets	(264)	(403)
Other assets	8	1
Accounts payable	(3,279)	(228)
Accrued expenses	1,943	(298)
Deferred rent	127	(29)
Deferred revenue	481	649

Net cash used in operating activities	(13,441)	(6,694)
Investing activities
Purchases of property and equipment	(174)	(170)
Increase in restricted cash	—	(1,725)

Net cash used in investing activities	(174)	(1,895)
Financing activities
Proceeds from issuance of restricted stock and stock option exercises	80	4
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	—	(8)
Proceeds from issuance of common stock from initial public offering, net of issuance costs	(2)	—
Payments of notes payable	(448)	(413)

Net cash used in financing activities	(370)	(417)
Net decrease in cash and cash equivalents	(13,985)	(9,006)
Cash and cash equivalents at beginning of period	124,293	54,838

Cash and cash equivalents at end of period	$110,308	$45,832

Supplemental disclosure of cash flow information
Cash paid for interest	$20	$56

Supplemental disclosure of non-cash investing and financing activities
Accretion of convertible preferred stock to redemption value	$—	$50

Acquisition of property and equipment included in accounts payable and accrued expenses	$1,914	$955

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Nature of Business and Basis of Presentation

Foundation Medicine, Inc. and its subsidiary (collectively, the “Company”), is a commercial-stage company focused on fundamentally changing the way patients with cancer are treated. The Company derives revenue from selling products enabled by its molecular information platform to physicians and biopharmaceutical companies. This platform includes proprietary methods and algorithms for analyzing tissue samples across all types of cancer, as well as information aggregation and concise reporting capabilities. These products provide genomic information about each patient’s individual disease, enabling physicians to optimize treatments in clinical practice and enabling biopharmaceutical companies to develop targeted oncology therapies more effectively. The Company’s first clinical products, FoundationOne and FoundationOne Heme, are the only commercially available comprehensive molecular information products designed for use in routine care of patients with cancer.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive loss and cash flows. Our audited consolidated financial statements for the year ended December 31, 2013 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 7, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2013.

2.	Summary of Significant Accounting Policies

Summary of accounting policies

There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

4.	Restricted Cash

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. The Company had restricted cash of $1,725,000 as of March 31, 2014 and December 31, 2013, respectively.

5.	Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$2,259	$1,479
Work-in-process	714	284

	$2,973	$1,763

6.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31, 2014	December 31, 2013
Lab equipment	$13,109	$12,193
Computer equipment	5,514	4,772
Software	692	542
Furniture and office equipment	1,631	1,610
Leasehold improvements	12,472	12,213

	33,418	31,330
Less accumulated depreciation and amortization	(11,141)	(9,226)

	$22,277	$22,104

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $1,915,000 and $1,030,000, respectively. The Company classifies capitalized internal use software in Lab Equipment, Computer Equipment and Software based on its intended use.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Payroll and employee-related costs	$5,290	$3,258
Professional services	1,387	1,127
Property and equipment purchases	106	122
Other	723	661

	$7,506	$5,168

8.	Net Loss per Common Share

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

Upon closing of the Company’s initial public offering on September 30, 2013, all of the outstanding shares of the Company’s convertible preferred stock were converted into 17,128,024 shares of its common stock.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive.

	Three Months Ended
	March 31,
	2014	2013
Series A Preferred Stock	—	10,937,500
Series B Preferred Stock	—	6,190,534
Warrant	—	50,000
Outstanding stock options	2,446,648	1,855,582
Unvested restricted stock	385,210	1,203,417

Total	2,831,858	20,237,033

9.	Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate their fair values because of the short-term nature of the instruments or, in the case of the notes payable, because the interest rates the Company believes it could obtain for similar borrowings is similar to its existing interest rates.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at March 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash held in money market funds	$110,005	$—	$—	$110,005

Total assets	$110,005	$—	$—	$110,005

	Fair Value Measurement at December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash held in money market funds	$125,001	$—	$—	$125,001

Total	$125,001	$—	$—	$125,001

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted during the three months ended March 31, 2014 and 2013.

10.	Stockholders’ Equity

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2014	December 31, 2013
Unvested restricted stock	385,210	517,237
Common stock options	2,446,648	2,314,284
Shares available for issuance under the 2013 Stock Option and Incentive Plan	2,100,930	1,139,244
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503

	5,721,291	4,759,268

In November 2009, the Company issued 2,125,000 shares of common stock to the founders of the Company for consideration equal to the par value per share, the then estimated fair value of the common stock. The founders entered into restricted stock agreements whereby the shares of common stock issued were subject to vesting and became fully vested in 2013. An additional 112,500 shares of common stock subject to repurchase were issued to employees and consultants at fair value during the year ended December 31, 2010. Shares subject to repurchase by the Company are recorded as a liability at their original purchase price. Shares subject to repurchase that were issued to non-employees are revalued at each vesting date and at the end of the reporting period, with changes in fair value recorded as stock-based compensation expense on a straight-line basis. As the Company’s right to repurchase the shares lapses, the liability is reclassified as additional paid-in capital. The following table shows a roll forward of restricted stock activity outside of the 2010 Stock Plan and the 2013 Stock Plan, as defined and discussed below:

Number of Shares
Unvested at December 31, 2013	2,606
Granted	—
Vested	(1,953)

Unvested at March 31, 2014	653

2010 and 2013 Stock Incentive Plans

In 2010, the Company adopted the Foundation Medicine, Inc. 2010 Stock Incentive Plan (the “2010 Stock Plan”) under which it granted restricted stock, incentive stock options (“ISOs”) and non-statutory stock options to eligible employees, officers, directors and consultants to purchase up to 1,162,500 shares of common stock. In the year ended December 31, 2013, the Company amended the 2010 Stock Plan to increase the number of shares of common stock available for issuance to 4,232,500.

In 2013, the Company adopted the Foundation Medicine, Inc. 2013 Stock Option and Incentive Plan (the “2013 Stock Plan”) under which it may grant restricted and unrestricted stock, restricted stock units, ISOs, non-statutory stock options, stock appreciation rights, cash-based awards, performance share awards and dividend equivalent rights to eligible employees, officers, directors and consultants to purchase up to 1,355,171 shares of common stock. In connection with the establishment of the 2013 Stock Plan, the Company terminated the 2010 Stock Plan and the 512,568 shares available for grant under the 2010 Stock Plan were included in the number of shares authorized under the 2013 Stock Plan. Shares forfeited or repurchased from the 2010 Stock Plan are returned to the 2013 Stock Plan for future issuance. On January 1, 2014, the number of shares reserved and available for issuance under the 2013 Stock Plan increased by 1,125,921 shares of common stock pursuant to a provision in the 2013 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2014, by 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors.

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

Number of Shares
Unvested at December 31, 2013	72,198
Granted	—
Vested	(10,311)

Unvested at March 31, 2014	61,887

Stock Options

A summary of stock option activity under the 2010 Stock Plan and 2013 Stock Plan for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2013	2,314,284	$4.78	8.8	$44,236
Granted	203,549	29.37
Exercised	(31,871)	2.56
Cancelled	(39,314)	11.87

Outstanding as of March 31, 2014	2,446,648	$6.74	8.7	$62,881
Exercisable as of March 31, 2014	709,909	$2.43	8.2	$21,258

Certain stock options contain provisions allowing for the early exercise into shares subject to repurchase. At March 31, 2014, 322,670 shares, which were early exercised, remain subject to repurchase by the Company.

The weighted-average fair value of options granted for the three months ended March 31, 2014 was $18.11 per share. The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 and 2013 Stock Plans of $696,000 and $111,000 during the three months ended March 31, 2014 and 2013, respectively.

The Company recorded stock-based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$61	$12
Sales and marketing	144	18
General and administrative	270	618
Research and development	221	38

Total	$696	$686

As of March 31, 2014, unrecognized compensation cost of approximately $8,295,000 related to non-vested stock options and restricted stock awards is expected to be recognized over weighted-average periods of 3.2 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 31,
	2014	2013
Expected volatility	65.5%	67.1%
Risk-free interest rate	2.19%	1.36%
Expected option term (in years)	6.25	6.25
Expected dividend yield	0.0%	0.0%

11.	Commitments and Contingencies

One Kendall Square

In May 2010, the Company commenced a facility lease which was due to expire in October 2015. In November 2013, the Company terminated this lease effective October 31, 2013 (the “Surrender Date”). The Company paid rent, operating expenses and other charges due under the facility lease through the Surrender Date. The Company recorded $0 and $219,000 of rent expense during the three months ended March 31, 2014 and 2013, respectively, associated with this lease.

150 Second Street

In 2013, the Company signed two facility leases. The first lease commenced in March 2013 and had a one year expected term which was terminated in October 2013. The second lease commenced in September 2013 and initially had an eight year expected term. The second lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first 10.5 months of the lease, having an initial value of $3,300,000. The landlord also agreed to fund up to $9,239,000 in tenant improvements. The Company recorded the tenant improvements as assets and deferred rent on the consolidated balance sheet. Deferred rent is amortized as a reduction in rent expense over the term of the lease agreement. The Company recognizes rent expense on a straight-line basis over the expected lease term. In connection with the Company’s termination of the lease at One Kendall Square, the rent abatement was reduced to approximately $1,841,000 and the expected lease term was reduced to 7.5 years. The Company began to record rent expense in April 2013 upon gaining access to and control of the space. Upon execution of the lease agreement, the Company paid a security deposit of $1,725,000, which is included in restricted cash as of March 31, 2014 and December 31, 2013. The Company recorded $814,000 and $0 of rent expense during the three months ended March 31, 2014 and 2013, respectively, associated with this lease.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company’s management does not believe that the outcome of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

12.	Related Party Transactions

Since inception, the Company has received consulting and management services from an investor. The Company paid this investor approximately $0 and $91,000 for these services during the three months ended March 31, 2014 and 2013, respectively. Of these amounts, $0 and $7,000 of amounts due to the investor were included in accounts payable and accrued expenses at March 31, 2014 and December 31, 2013, respectively.

The Company recognized revenue of $277,000 and $364,000 during the three months ended March 31, 2014 and 2013, respectively, from an arrangement with an investor executed in the year ended December 31, 2012. Of these amounts, $117,000 and $0 were included in accounts receivable at March 31, 2014 and December 31, 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our first clinical products, FoundationOne, for solid tumors, and FoundationOne Heme, for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma and myeloma, as well as many sarcomas and pediatric cancers, are, to our knowledge, the only commercially available comprehensive molecular information products designed for use in the routine care of patients with cancer. In November 2011, we first offered for sale FoundationOne for clinical use to a limited network of key oncology thought leaders and their colleagues and leading academic centers. We then commenced our formal commercial launch of FoundationOne for solid tumors in June 2012 and launched FoundationOne Heme in December 2013. Prior to commercial sales of FoundationOne for clinical use, we generated revenue from our molecular information platform under relationships with biopharmaceutical partners, starting in December 2010. Our molecular information platform is currently used by 18 biopharmaceutical partners to enhance the development of targeted oncology therapies. To accelerate our growth and enhance our competitive advantage, we are expanding our sales force, publishing scientific and medical advances, fostering relationships throughout the oncology community, and developing new products.

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

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne, and the development of new products such as FoundationOne Heme. We have incurred significant losses since our inception, and as of March 31, 2014 our accumulated deficit was $101.9 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, conduct clinical trials, and invest in our molecular information platform and additional products.

Recent Developments

On April 3, 2014, we and Clovis Oncology, Inc., or Clovis, announced an agreement to implement a coordinated regulatory strategy for the development of a novel Premarket Approval (PMA) companion diagnostic test. This test is designed for use by physicians to identify patients most likely to respond to rucaparib, Clovis’ poly (ADP-ribose) polymerase (PARP) inhibitor currently the subject of Phase 2 and Phase 3 clinical trials in patients with ovarian cancer. This companion diagnostic is being developed in parallel with the clinical development of rucaparib to facilitate an FDA submission of the PMA for the companion diagnostic concurrent with the New Drug Application (NDA) for rucaparib. Under the terms of the agreement, we will build a dedicated laboratory to support the development and FDA-approval of the companion diagnostic test and will receive milestone payments for its successful development and registration.

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

For many physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with any commercial third-party payors and therefore do not have specific coverage decisions for our products with established payment rates. Currently, commercial third-party payors reimburse our claims based upon the stacked CPT codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by the third-party payor on a case-by-case basis. We are not currently a participating provider in any state Medicaid program and therefore do not have coverage decisions under which our test is covered by these Medicaid programs. We are a participating provider in the Medicare program but we do not have a coverage decision. At the end of 2013, we began the process of submitting claims for our tests to Medicare. We may also negotiate rates with patients, if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months or at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

We currently recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from their third-party payors because the payment is not fixed or determinable and collectability is not reasonably assured, as a result of the fact that we do not have coverage decisions in place and have a limited history of collecting claims. We expect to use judgment in assessing whether the fee is fixed or determinable and whether collectability is reasonably assured as we continue to gain payment experience with third-party payors and patients. Costs associated with performing tests are recorded as tests are processed. These costs are recorded regardless of when or whether revenue is recognized with respect to those tests. Because we currently recognize revenue on a cash basis from commercial third-party payors, the costs of those FoundationOne and FoundationOne Heme tests are recognized in advance of any associated revenues. Due to the increasing period-to-period test volumes that we have observed to date, our revenue from these payors is lower and our net loss is higher than if we were recognizing revenue from these payors on an accrual basis in the period during which the work was performed and costs were incurred.

There are currently no national coverage decisions that determine whether and how our tests are covered by Medicare. In the absence of national coverage decisions, local Medicare contractors that administer the Medicare program in various regions have some discretion in determining coverage and therefore payment for tests. Our local Medicare contractor, who would process our claims on behalf of Medicare, requested that we not submit claims for FoundationOne tests provided to Medicare patients while the contractor assessed the appropriate coverage and payment for FoundationOne as a whole. Based on the volume of our Medicare claims, we began the process of submitting claims to Medicare in November 2013, but we have not generated any revenue from Medicare for our FoundationOne or FoundationOne Heme tests to date. As a result our net loss is higher than if we were recognizing revenue from the sale of our products for patients covered by Medicare. FoundationOne and FoundationOne Heme tests for patients covered by Medicare represented approximately 31% and 28% of total tests reported to physicians in the United States during the three months ended March 31, 2014 and 2013, respectively.

We are seeking a positive coverage determination from our Medicare contractor, which, if obtained, will establish a standard for the reimbursement for our Medicare claims. At the end of 2013, we commenced the process of submitting claims to Medicare for FoundationOne tests provided to Medicare patients, and subsequently during the first quarter of 2014 we commenced the process of submitting claims to Medicare for FoundationOne Heme tests provided to Medicare patients. As of March 31, 2014 we have not been reimbursed by our Medicare contractor for the claims that we have submitted, and we are in the process of appealing these unpaid claims. In the future, our Medicare contractor may issue a negative coverage determination for FoundationOne and/or FoundationOne Heme that would apply to future claims or may defer processing a claim pending a coverage or payment determination. If a claim is paid by our Medicare contractor, either upon acceptance of the claim or following a successful appeal of a denied claim, we will generate revenue from Medicare for our testing.

We expect that the current lack of coverage decisions and the uncertainty of reimbursement on a case-by-case basis may continue to negatively impact our revenue and earnings, particularly as FoundationOne and FoundationOne Heme test volumes increase period-to-period. Following our achievement of a coverage decision from a commercial third-party payor or government payor or once we have a sufficient history of claims collections with any such payor that we conclude the fee for FoundationOne and FoundationOne Heme tests for individuals insured by such payor is sufficiently fixed or determinable and collectability is reasonably assured, we will begin to recognize revenue from such payor on an accrual basis. As of March 31, 2014, we had cash and cash equivalents of approximately $110.3 million. We do not believe that the adverse impact on our liquidity related to the absence of coverage decisions from commercial third-party payors and government payors will materially adversely affect our business or prospects over at least the next 12 months and likely not for the foreseeable future. If we are not able to obtain coverage decisions from commercial third-party payors and government payors over the longer term, and our available cash balances and cash flow from claims for reimbursement on behalf of each patient on a case-by-case basis and other operations are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

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

During the three months ended March 31, 2014 and 2013, our sales and marketing expenses represented approximately 50% and 35%, respectively, of our total revenue. We expect our sales and marketing costs to continue to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of FoundationOne, FoundationOne Heme, and any future products we may develop. In the short-term, our sales and marketing costs may also increase as a percentage of total revenues as we make these investments.

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

Interest Expense, Net

Interest expense, net consists primarily of interest expense on our loan balance and the amortization of debt discounts. Interest income consists of interest earned on our cash and cash equivalents. During the three months ended March 31, 2014 and 2013, interest income was not material.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$11,455	$5,200	$6,255	120%
Costs and expenses
Cost of revenue	5,291	2,378	2,913	122%
Selling and marketing	5,690	1,811	3,879	214%
General and administrative	5,700	3,150	2,550	81%
Research and development	6,915	4,982	1,933	39%

Total costs and expenses	23,596	12,321	11,275	92%

Loss from operations	(12,141)	(7,121)	(5,020)	(70%)
Interest expense, net	(25)	(76)	51	67%
Other (expense) income, net	—	(6)	6	N/A

Net loss	$(12,166)	$(7,203)	$(4,963)	(69%)

Revenue

Total revenue increased to $11.5 million for the three months ended March 31, 2014 from $5.2 million during the three months ended March 31, 2013. Revenue from FoundationOne and FoundationOne Heme tests reported to our ordering physicians increased to $7.1 million for the three months ended March 31, 2014 from $2.3 million for the three months ended March 31, 2013. The increase was driven by our growing test volumes and expanding commercialization efforts. The increase in revenue from our biopharmaceutical customers from $2.9 million to $4.3 million for the three months ended March 31, 2013 and 2014, respectively, resulted from increased business development activity among our new and existing biopharmaceutical customers.

During the three months ended March 31, 2014, we reported 4,702 tests to ordering physicians, including 715 FoundationOne Heme tests, as compared to 1,140 FoundationOne tests reported during the three months ended March 31, 2013. We also reported 851 and 595 tests to our biopharmaceutical customers during the three months ended March 31, 2014 and 2013, respectively.

The average revenue per test for clinical use that met our revenue recognition criteria during the three months ended March 31, 2014 was approximately $3,400. This average revenue per test does not include 1,153 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare, 119 tests that were reported and not billed, and 2,141 tests that were reported and billed to commercial third party payors during the period but were not paid during the period. This average revenue per test includes 827 tests reported in prior periods for which revenue was recognized during the three months ended March 31, 2014.

The average revenue per FoundationOne test for clinical use that met our revenue recognition criteria during the three months ended March 31, 2013 was approximately $3,600. This average revenue per test does not include 241 FoundationOne tests reported during the period for patients covered by Medicare and for which claims were not submitted, 29 tests that were reported and not billed, and 511 tests that were reported and billed to commercial third party payors during the period but were not paid during the period. This average revenue per test includes 263 tests reported in prior periods for which revenue was recognized during the three months ended March 31, 2013.

Our average revenue per FoundationOne test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the FoundationOne test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of coverage decisions, we have been reasonably successful in securing reimbursement from commercial third-party payors for tests reported in prior periods. With respect to tests reported for patients covered by Medicare, we commenced the process of submitting claims to Medicare for these tests in November 2013 and have not yet been reimbursed for these claims. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed or determinable and collectability is not reasonably assured, we do expect to record revenue in the future for some of the tests reported in this period. However, it is difficult to predict future revenue from the previously reported FoundationOne and FoundationOne Heme tests because we are in an early stage of commercialization and we have limited payment history. As a result, we cannot be certain that the revenue per test we recognize in the future will equal or exceed the average revenue per test reported above.

The cumulative amount of FoundationOne and FoundationOne Heme tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 4,514 and 2,738, respectively, as of March 31, 2014. If commercial third-party payors or government payors agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,700 and $3,800 for the three months ended March 31, 2014 and 2013, respectively. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent over time. Approximately $2.9 million and $1.8 million of our biopharmaceutical revenue for the three months ended March 31, 2014 and 2013, respectively, represented payments under contracts with multiple element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Cost of revenue increased to $5.3 million for the three months ended March 31, 2014 from $2.4 million for the three months ended March 31, 2013. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, and higher depreciation expense related to new equipment purchases. During both the three months ended March 31, 2014 and 2013, our cost of revenue represented approximately 46% of our total revenue. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Sales and Marketing Expenses

Sales and marketing expenses increased to $5.7 million for the three months ended March 31, 2014 from $1.8 million for the three months ended March 31, 2013. The increase was primarily due to an increase of $2.8 million in personnel-related costs related to 33 new employees in our sales, marketing, client service, and reimbursement departments, a $0.5 million increase in travel-related costs, a $0.2 million increase in consulting, and a $0.4 million increase in various other expenses.

General and Administrative Expenses

General and administrative expenses increased to $5.7 million for the three months ended March 31, 2014 from $3.2 million for the three months ended March 31, 2013. The increase was primarily due to a $1.4 million combined increase in legal, consulting, audit, and billing fees, a $0.7 million increase in rent and other facilities costs, a $0.3 million increase in personnel costs to support and expand our legal, finance, and human resources infrastructure, and a $0.1 million increase in various other expenses.

Research and Development Expenses

Research and development expenses increased to $6.9 million for the three months ended March 31, 2014 from $5.0 million for the three months ended March 31, 2013. The increase was primarily due to a $1.3 million increase in employee and contractor-related expenses, a $0.4 million increase in rent and other facilities costs, a $0.2 million increase in clinical trial expenses, and a $0.4 million increase in technology investments related to data management, FoundationOne report design and functionality, and customer interface development, offset by a $0.4 million decrease in research-related lab supplies and materials.

Interest Expense, Net

Interest expense, net was $25,000 and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Other Expense, Net

Other expense, net was immaterial for both the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of March 31, 2014, we had an accumulated deficit of $101.9 million.

We have funded our operations principally from the sale of common stock and preferred stock, product revenue and the incurrence of indebtedness. Since we have not received a coverage decision for FoundationOne or FoundationOne Heme from any commercial third-party payors and have a limited history of collecting claims, we currently recognize revenue on a cash basis from commercial third-party payors. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. In addition, FoundationOne and FoundationOne Heme are not currently covered by Medicare, and we have not received payment on the claims we have submitted to Medicare. If commercial third-party payors or government payors agree to pay us for these tests in the future, we would recognize revenue for such tests in the period in which our revenue recognition criteria are met.

On September 30, 2013, we closed our initial public offering which resulted in the sale of 6,772,221 shares of our common stock at a public offering price of $18.00 per share, before underwriting discounts, including 883,333 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price to cover over-allotments. We received net proceeds from the IPO of approximately $110.4 million after deducting underwriting discounts, commissions, and expenses payable by us.

As of March 31, 2014, we had cash and cash equivalents of approximately $110.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in money market mutual funds consisting of U.S. government-backed securities.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in:
Operating activities	$(13,441)	$(6,694)
Investing activities	(174)	(1,895)
Financing activities	(370)	(417)

Net decrease in cash and cash equivalents	$(13,985)	$(9,006)

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $13.4 million for the three months ended March 31, 2014 compared to $6.7 million for the three months ended March 31, 2013. The increase in cash used in operating activities was driven primarily by an increase in net loss of $5.0 million, and a $2.7 million increase in cash utilized to support working capital requirements, partially offset by an increase in depreciation expense of $0.9 million between the respective periods.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $0.2 million and consisted solely of purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2013 was $1.9 million and consisted of an increase in restricted cash of $1.7 million related to our new laboratory and office facilities, and purchases of property and equipment of $0.2 million.

Financing Activities

Net cash used in financing activities for both the three months ended March 31, 2014 and 2013 was $0.4 million comprised primarily of loan principal payments.

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

These estimates are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

During the three months ended March 31, 2014, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Application of Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in Part II, Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There were no material changes during the quarter ended March 31, 2014 with respect to the information appearing in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Although the outcomes of these legal proceedings are inherently difficult to predict, our management does not believe that the outcome of these claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Item 1A. Risk Factors

To our knowledge there have been no material changes to the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and other offering expenses of approximately $3.0 million. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 25, 2013 pursuant to Rule 424(b)(4). We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy, and as of March 31, 2014, the remainder of the net proceeds is included as cash and cash equivalents.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: May 12, 2014	By:	/s/ Michael J. Pellini, M.D.
Michael J. Pellini, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May12, 2014	By:	/s/ Jason Ryan
Jason Ryan
Senior Vice President, Finance
(Principal Financial Officer)

Exhibit No.	Exhibit Index

10.1	Second Amendment to Laboratory Master Services Agreement, by and between the Company and Novartis Pharmaceuticals Corporation, dated January 6, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2014)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013, (c) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and (d) the Notes to such Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act.