Form 10-Q
period 2014-09-30
Foundation Medicine, Inc.
filed 2014-11-13
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of November 7, 2014 was 28,310,872.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the evolving treatment paradigm for cancer, including physicians’ use of molecular information and targeted oncology therapeutics and the market size for molecular information products;

•	physicians’ need for molecular information products and any perceived advantage of our products over those of our competitors, including the ability of our molecular information platform to help physicians treat their patients’ cancers, our first mover advantage in providing comprehensive molecular information products on a commercial scale or the sustainability of our competitive advantages;

•	our ability to generate revenue from sales of products enabled by our molecular information platform to physicians in clinical practice and our biopharmaceutical partners, including our ability to increase adoption of FoundationOne and FoundationOne Heme and expand existing or develop new relationships with biopharmaceutical partners;

•	our ability to increase the commercial success of FoundationOne and FoundationOne Heme;

•	our plans or ability to obtain reimbursement for FoundationOne and FoundationOne Heme, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

•	the outcome or success of clinical trials;

•	the ability of our molecular information platform to enhance our biopharmaceutical partners’ ability to develop targeted oncology therapies;

•	our ability to comprehensively assess cancer tissue simultaneously for all known genomic alterations across all known cancer-related genes, including our ability to update our molecular information platform to interrogate new cancer genes and incorporate new targeted oncology therapies and clinical trials;

•	our ability to scale our molecular information platform, including the capacity to process additional tests at high specificity and sensitivity as our volume increases;

•	our ability to capture, aggregate, analyze, or otherwise utilize genomic data in new ways;

•	the acceptance of our publications in peer-reviewed journals or our presentations at scientific and medical conference presentations;

•	our relationships with our suppliers from whom we obtain laboratory reagents, equipment, or other materials which we use in our molecular information platform, some of which are sole source arrangements;

•	our plans and ability to develop and commercialize new products and improvements to our existing products;

•	anticipated increases in our sales and marketing costs due to expansions in our sales force and marketing activities within and outside of the United States;

•	our ability to operating outside of the United States in compliance with evolving legal or regulatory requirements;

•	our ability to meet future anticipated demand by making additional investments in personnel, infrastructure, and systems to scale our laboratory operations;

•	the expansion of the capabilities of our Interactive Cancer Explorer portal and the development and launch of its associated applications in 2014;

•	federal, state, and foreign regulatory requirements, including the United States Food and Drug Administration, or FDA, regulation of FoundationOne and FoundationOne Heme and the other tests performed using our molecular information platform;

•	our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in our molecular information platform;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms;

•	anticipated trends and challenges in our business and the markets in which we operate; and

•	other risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A, “Risk Factors” in this and prior Quarterly Reports.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and under Part II, Item 1A, “Risk Factors” in this and prior Quarterly Reports. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us” and “our” refer to Foundation Medicine, Inc. We own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including Foundation Medicine®, FoundationOne®, FoundationOne® Heme, and Interactive Cancer Explorer®. We also refer to the trademarks of other corporations and organizations in this Quarterly Report.

FOUNDATION MEDICINE, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2014

FOUNDATION MEDICINE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$86,661	$124,293
Accounts receivable	6,011	6,262
Inventory	4,194	1,763
Prepaid expenses and other current assets	1,471	992

Total current assets	98,337	133,310
Property and equipment, net	21,139	22,104
Restricted cash	1,725	1,725
Other assets	375	129

Total assets	$121,576	$157,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,548	$7,007
Accrued expenses and other current liabilities	7,147	5,168
Deferred revenue	898	918
Current portion of deferred rent	1,276	1,167
Current portion of notes payable	298	1,499

Total current liabilities	15,167	15,759
Deferred rent, net of current portion	9,365	9,710
Deferred revenue, net of current portion	375	—
Restricted stock liability	12	88
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 28,095,774 and 27,630,781 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	225,342	221,471
Accumulated deficit	(128,688)	(89,763)

Total stockholders’ equity	96,657	131,711

Total liabilities and stockholders’ equity	$121,576	$157,268

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$16,448	$8,208	$42,399	$19,328
Costs and expenses:
Cost of revenue	7,502	2,858	19,412	7,455
Selling and marketing	7,893	3,038	20,753	7,724
General and administrative	6,801	6,448	18,326	14,353
Research and development	7,230	6,988	22,790	18,067

Total costs and expenses	29,426	19,332	81,281	47,599

Loss from operations	(12,978)	(11,124)	(38,882)	(28,271)
Other income (expense):
Interest expense, net	(2)	(61)	(43)	(202)
Other expense, net	—	(1,278)	—	(1,380)

Total other expense, net	(2)	(1,339)	(43)	(1,582)

Net loss	$(12,980)	$(12,463)	$(38,925)	$(29,853)

Accretion of redeemable convertible preferred stock	—	(47)	—	(139)

Net loss applicable to common stockholders	$(12,980)	$(12,510)	$(38,925)	$(29,992)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.46)	$(3.51)	$(1.40)	$(9.50)

Weighted-average common shares outstanding, basic and diluted	28,037,349	3,565,302	27,883,244	3,158,013

Comprehensive loss	$(12,980)	$(12,463)	$(38,925)	$(29,853)

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(38,925)	$(29,853)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	6,121	3,159
Change in fair value of warrant liability	—	1,380
Stock-based compensation	3,475	4,980
Common stock issued in exchange for professional services	—	4
Non-cash interest expense	13	57
Changes in operating assets and liabilities:
Accounts receivable	251	(2,242)
Inventory	(2,431)	(139)
Prepaid expenses and other current assets	(475)	(400)
Other assets	(246)	(27)
Accounts payable	1,407	530
Accrued expenses and other current liabilities	1,569	600
Deferred rent	(236)	1,653
Deferred revenue	354	(448)

Net cash used in operating activities	(29,123)	(20,746)
Investing activities
Purchases of property and equipment	(7,760)	(3,791)
Increase in restricted cash	—	(1,725)

Net cash used in investing activities	(7,760)	(5,516)
Financing activities
Proceeds from issuance of restricted stock and stock option exercises	349	30
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	—	(10)
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	110,596
Payments of notes payable	(1,098)	(1,265)

Net cash (used in) provided by financing activities	(749)	109,351
Net (decrease) increase in cash and cash equivalents	(37,632)	83,089
Cash and cash equivalents at beginning of period	124,293	54,838

Cash and cash equivalents at end of period	$86,661	$137,927

Supplemental disclosure of cash flow information
Cash paid for interest	$150	$141

Supplemental disclosure of non-cash investing and financing activities
Initial public offering costs include in accounts payable and accrued expenses	$—	$656

Reclassification of warrant liability to additional paid-in capital	$—	$1,605

Conversion of convertible preferred stock in common stock	$—	$98,788

Accretion of convertible preferred stock to redemption value	$—	$139

Acquisition of property and equipment included in accounts payable and accrued expenses	$1,312	$1,618

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Nature of Business and Basis of Presentation

Foundation Medicine, Inc. and its subsidiary (collectively, the “Company”) is a commercial-stage company focused on leading a transformation in cancer care, where each patient’s treatment is informed by a deep understanding of the molecular changes that contribute to his or her disease. The Company derives revenue from selling both clinical and information products enabled by its molecular information platform to physicians and biopharmaceutical companies.

Each of the Company’s clinical assays, FoundationOne for solid tumors and FoundationOne Heme for hematologic malignancies, sarcomas and pediatric cancers, provide a fully informative genomic profile to identify the molecular alterations in a patient’s cancer and match them with relevant targeted therapies and clinical trials. Foundation Medicine’s molecular information platform aims to improve care for patients by serving the needs of clinicians, academic researchers and drug developers to help advance the science of molecular medicine in cancer, enabling more efficient and effective development of targeted therapies for cancer care.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is evaluating the method of adoption and the potential impact this standard may have on its consolidated financial position, results of operations or cash flows.

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

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. The Company had restricted cash of $1,725,000 as of each of September 30, 2014 and December 31, 2013.

5.	Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$3,673	$1,479
Work-in-process	521	284

	$4,194	$1,763

6.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	September 30, 2014	December 31, 2013
Lab equipment	$14,073	$12,193
Computer equipment	6,523	4,772
Software	1,590	542
Furniture and office equipment	1,794	1,610
Leasehold improvements	12,506	12,213

	36,486	31,330

Less accumulated depreciation and amortization	(15,347)	(9,226)

	$21,139	$22,104

Depreciation and amortization expense for the three and nine months ended September 30, 2014 was $2,118,000 and $6,121,000, respectively, compared to $1,086,000 and $3,159,000 for the three and nine months ended September 30, 2013, respectively. The Company classifies capitalized internal use software in Lab Equipment, Computer Equipment and Software based on its intended use.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and employee-related costs	$4,683	$3,258
Professional services	968	1,127
Property and equipment purchases	462	122
Other	1,034	661

	$7,147	$5,168

8.	Net Loss per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Denominator:
Warrant	—	50,000	—	50,000
Outstanding stock options	2,718,335	2,308,679	2,718,335	2,308,679
Unvested restricted stock	365,741	742,708	365,741	742,708

Total	3,084,076	3,101,387	3,084,076	3,101,387

9.	Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect a company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at September 30, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash held in money market funds	$86,383	$—	$—	$86,383

Total assets	$86,383	$—	$—	$86,383

	Fair Value Measurement at December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash held in money market funds	$125,001	$—	$—	$125,001

Total	$125,001	$—	$—	$125,001

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted during the three and nine months ended September 30, 2014 and 2013.

10.	Stockholders’ Equity

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2014	December 31, 2013
Unvested restricted stock	365,741	517,237
Common stock options	2,718,335	2,314,284
Shares available for issuance under the 2013 Stock Option and Incentive Plan	1,546,995	1,139,244
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503

	5,419,574	4,759,268

In November 2009, the Company issued 2,125,000 shares of common stock to the founders of the Company for consideration equal to the par value per share, the then estimated fair value of the common stock. The founders entered into restricted stock agreements whereby the shares of common stock issued were subject to vesting and became fully vested in 2013. An additional 112,500 shares of common stock subject to repurchase were issued to employees and consultants at fair value during the year ended December 31, 2010. Shares subject to repurchase by the Company are recorded as a liability at their original purchase price. Shares subject to repurchase that were issued to non-employees are revalued at each vesting date and at the end of the reporting period, with changes in fair value recorded as stock-based compensation expense on a straight-line basis. As the Company’s right to repurchase the shares lapses, the liability is reclassified as additional paid-in capital. The following table shows a roll forward of restricted stock activity outside of the 2010 Stock Plan and the 2013 Stock Plan, each as defined and discussed below:

Number of Shares
Unvested at December 31, 2013	2,606
Granted	—
Vested	(2,606)

Unvested at September 30, 2014	—

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

In 2013, the Company adopted the Foundation Medicine, Inc. 2013 Stock Option and Incentive Plan (the “2013 Stock Plan”) under which it may grant restricted and unrestricted stock, restricted stock units, ISOs, non-statutory stock options, stock appreciation rights, cash-based awards, performance share awards and dividend equivalent rights to eligible employees, officers, directors and consultants to purchase up to 1,355,171 shares of common stock. In connection with the establishment of the 2013 Stock Plan, the Company terminated the 2010 Stock Plan and the 512,568 shares available for grant under the 2010 Stock Plan were included in the number of shares authorized under the 2013 Stock Plan. Shares forfeited or repurchased from the 2010 Stock Plan are returned to the 2013 Stock Plan for future issuance. On January 1, 2014, the number of shares reserved and available for issuance under the 2013 Stock Plan increased by 1,125,921 shares of common stock pursuant to a provision in the 2013 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each year, beginning on January 1, 2014, by 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors.

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

Number of Shares
Unvested at December 31, 2013	72,198
Granted	151,815
Vested	(42,601)
Cancelled	(1,762)

Unvested at September 30, 2014 (1)	179,650

(1)	Excludes 186,091 shares of unvested restricted stock remaining from the early exercise of stock options.

Stock Options

A summary of stock option activity under the 2010 Stock Plan and 2013 Stock Plan for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2013	2,314,284	$4.78	8.8	$44,236
Granted	624,474	27.46
Exercised	(164,066)	2.15
Cancelled	(56,357)	11.00

Outstanding as of September 30, 2014	2,718,335	$10.02	8.4	$29,933
Exercisable as of September 30, 2014	919,147	$4.53	7.9	$13,567

Certain stock options contain provisions allowing for the early exercise into shares subject to repurchase. At September 30, 2014, 186,091 shares, which were early exercised, remain subject to repurchase by the Company.

The weighted-average fair value of options granted for the nine months ended September 30, 2014 was $16.80 per share.

The Company recorded stock-based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$159	$25	$317	$42
Sales and marketing	386	36	792	81
General and administrative	624	2,588	1,286	4,379
Research and development	450	336	1,080	478

Total	$1,619	$2,985	$3,475	$4,980

The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 and 2013 Stock Plans of $1,407,000 and $3,091,000 during the three and nine months ended September 30, 2014, respectively, and $533,000 and $837,000 during the three and nine months ended September 30, 2013, respectively. The Company recorded total stock-based compensation expense for restricted stock of $212,000 and $384,000 during the three and nine months ended September 30, 2014, respectively, and $2,452,000 and $4,143,000 during the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, unrecognized compensation cost of approximately $14,547,000 related to non-vested stock options and restricted stock awards is expected to be recognized over weighted-average periods of 3.57 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	64.5%	66.2%	63.7%	66.9%
Risk-free interest rate	2.15%	2.05%	1.96%	1.50%
Expected option term (in years)	6.25	6.25	6.25	6.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

11.	Commitments and Contingencies

150 Second Street

In 2013, the Company signed two separate facility leases. The first lease commenced in March 2013 and had a one year expected term which was terminated in October 2013. The second lease (the “Headquarters Lease”) commenced in September 2013 and initially had an eight year expected term. The second lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first 10.5 months of the lease, having an initial value of $3,300,000. The landlord also agreed to fund up to $9,239,000 in tenant improvements. The Company recorded the tenant improvements as assets and deferred rent on the consolidated balance sheet. Deferred rent is amortized as a reduction in rent expense over the term of the lease agreement. The Company recognizes rent expense on a straight-line basis over the expected lease term. In connection with the Company’s termination of the lease at One Kendall Square, the rent abatement was reduced to approximately $1,841,000 and the expected lease term was reduced to 7.5 years. The Company began to record rent expense in April 2013 upon gaining access to and control of the space. Upon execution of the lease agreement, the Company paid a security deposit of $1,725,000, which is included in restricted cash as of September 30, 2014 and December 31, 2013.

On June 30, 2014, the Company executed a Second Amendment to Lease amending the lease Headquarters Lease, resulting in 8,164 square feet of additional space commencing in November 2014. The Company began recording rent expense upon gaining access to and control of the space during the third quarter of 2014. The landlord has also agreed to fund up to $1,020,500 in normal tenant improvements.

The Company recorded rent expense of $1,069,000 and $2,806,000 in the three and nine months ended September 30, 2014, respectively, and $955,000 and $1,511,000 in the three and nine months ended September 30, 2013, respectively, associated with the Headquarters lease.

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

Since inception, the Company has received consulting and management services from an investor. The Company made no payments to this investor for these services during the three and nine months ended September 30, 2014, respectively, and $1,500 and $119,000 for these services during the three and nine months ended September 30, 2013, respectively. Of these amounts, $7,000 due to the investor was included in accounts payable and accrued expenses at December 31, 2013.

The Company recognized revenue of $164,000 and $684,000 during the three and nine months ended September 30, 2014, respectively, and $164,000 and $690,000 during the three and nine months ended September 30, 2013, respectively, from an arrangement with an investor executed in the year ended December 31, 2012. Of these amounts, $193,000 and $0 were included in accounts receivable at September 30, 2014 and December 31, 2013, respectively.

The Company recognized revenue of $272,000 and $402,500 during the three and nine months ended September 30, 2014, respectively, and no revenue during the three and nine months ended September 2013, from an arrangement with an entity affiliated with a member of the Company’s Board of Directors executed in the year ended December 31, 2013. Of these amounts, $272,000 was included in accounts receivable at September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of this and prior Quarterly Reports, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a commercial-stage company focused on leading a transformation in cancer care, where each patient’s treatment is informed by a deep understanding of the molecular changes that contribute to their disease. We derive revenue from selling both clinical and information products enabled by its molecular information platform to physicians and biopharmaceutical companies.

Each of our clinical assays, FoundationOne for solid tumors and FoundationOne Heme for hematologic malignancies, sarcomas and pediatric cancers, provides a fully informative genomic profile to identify the molecular alterations in a patient’s cancer and match them with relevant targeted therapies and clinical trials. Our molecular information platform aims to improve day-to-day care for patients by serving the needs of clinicians, academic researchers and drug developers to help advance the science of molecular medicine in cancer, enabling more efficient and effective development of targeted therapies for cancer care.

Our first clinical products, FoundationOne, for solid tumors, and FoundationOne Heme, for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma and myeloma, as well as many sarcomas and pediatric cancers, are, to our knowledge, the only commercially available comprehensive molecular information products designed for use in the routine clinical care of patients with cancer. In November 2011, we first offered for sale FoundationOne for clinical use to a limited network of key oncology thought leaders and their colleagues and leading academic centers. We then commenced our formal commercial launch of FoundationOne for solid tumors in June 2012 and launched FoundationOne Heme in December 2013. Prior to commercial sales of FoundationOne for clinical use, we generated revenue from our molecular information platform under relationships with biopharmaceutical partners, starting in December 2010. Our molecular information platform is currently used by more than 20 biopharmaceutical partners to enhance the development of targeted oncology therapies. To accelerate our growth and enhance our competitive advantage, we are expanding our sales force, publishing scientific and medical advances, fostering relationships throughout the oncology community, and developing new products.

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

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne, and the development of new products such as FoundationOne Heme. We have incurred significant losses since our inception, and as of September 30, 2014 our accumulated deficit was $128.7 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, conduct clinical trials, and invest in our molecular information platform and additional products.

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

For many physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with most commercial third-party payors and therefore do not have specific coverage decisions from those third-party payors for our products with established payment rates. Currently, most commercial third-party payors reimburse our claims based upon the stacked Current Procedural Terminology, or CPT, codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of commercial third-party payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by each third-party payor on a case-by-case basis. We are not currently a participating provider in any state Medicaid program and therefore do not have coverage decisions under which our test is covered by these Medicaid programs. We are a participating provider in the Medicare program but we do not have a coverage decision. At the end of 2013, we began the process of submitting claims for our tests to Medicare. We may also negotiate rates with patients, if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months or at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

We currently recognize revenue on a cash basis from most commercial third-party payors and from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from their third-party payors because the payment is not fixed or determinable and collectability is not reasonably assured, as a result of the fact that we do not have coverage decisions in place and have a limited history of collecting claims. We expect to use judgment in assessing whether the fee is fixed or determinable and whether collectability is reasonably assured as we continue to gain payment experience with third-party payors and patients. Costs associated with performing tests are recorded as tests are processed. These costs are recorded regardless of when or whether revenue is recognized with respect to those tests. Because we currently recognize revenue on a cash basis from commercial third-party payors, the costs of those FoundationOne and FoundationOne Heme tests are recognized in advance of any associated revenues. Due to the increasing period-to-period test volumes that we have observed to date, our revenue from these payors is lower and our net loss is higher than if we were recognizing revenue from these payors on an accrual basis in the period during which the work was performed and costs were incurred.

There are currently no local or national coverage decisions that determine whether and how our tests are covered by Medicare. In the absence of national coverage decisions, local Medicare contractors that administer the Medicare program in various regions have some discretion in determining coverage and therefore payment for tests. Our local Medicare contractor, who would process our claims on behalf of Medicare, initially requested that we not submit claims for FoundationOne tests provided to Medicare patients while the contractor assessed the appropriate coverage and payment for FoundationOne as a whole. Based on the volume of our Medicare claims, we began the process of submitting claims to Medicare in November 2013, but we have not generated any revenue from Medicare for our FoundationOne or FoundationOne Heme tests to date. As a result, our net loss is higher than if we were recognizing revenue from the sale of our products for patients covered by Medicare. FoundationOne and FoundationOne Heme tests for patients covered by Medicare represented approximately 31% and 29% of total tests reported to physicians in the United States during the nine months ended September 30, 2014 and 2013, respectively.

We are seeking a positive coverage determination from our Medicare contractor, which, if obtained, will establish a standard for the reimbursement for our Medicare claims. At the end of 2013, we commenced the process of submitting claims to Medicare for FoundationOne tests provided to Medicare patients, and subsequently during the first quarter of 2014 we commenced the process of submitting claims to Medicare for FoundationOne Heme tests provided to Medicare patients. As of September 30, 2014, we have not been reimbursed by our Medicare contractor for the claims that we have submitted, and we are in the process of appealing these unpaid claims. In the future, our Medicare contractor may issue a negative coverage determination for FoundationOne and/or FoundationOne Heme that would apply to future claims or may defer processing a claim pending a coverage or payment determination. If a claim is paid by our Medicare contractor, either upon acceptance of the claim or following a successful appeal of a denied claim, we will generate revenue from Medicare for our testing.

We expect that the current lack of coverage decisions and the uncertainty of reimbursement on a case-by-case basis may continue to negatively impact our revenue and earnings, particularly as FoundationOne and FoundationOne Heme test volumes increase period-to-period. Following our achievement of a coverage decision from a commercial third-party payor or a government payor or once we have a sufficient history of claims collections with any such payor that we conclude the fee for FoundationOne and FoundationOne Heme tests for individuals insured by such payor is sufficiently fixed or determinable and collectability is reasonably assured, we will begin to recognize revenue from such payor on an accrual basis. As of September 30, 2014, we had cash and cash equivalents of approximately $86.7 million. We do not believe that the adverse impact on our liquidity related to the lack of coverage decisions from commercial third-party payors and from government payors will materially adversely affect our business or prospects over at least the next 12 months and likely not for the foreseeable future. If we are not able to obtain coverage decisions from additional commercial third-party payors and government payors over the longer term, and our available cash balances and cash flow from claims for reimbursement on behalf of each patient on a case-by-case basis and other operations are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

We recognize revenue from the sale of our products to certain hospitals, cancer centers, other institutions, and patients at the time results are reported to physicians if all revenue recognition criteria have been met.

We also receive a small portion of revenue from patients who make co-payments and pay deductibles. In addition, while we take on the primary responsibility for obtaining third-party reimbursement on behalf of patients, including appeals for any initial denials, we ultimately bill patients for amounts that we have been unable to collect from their third-party payors. We initiated the process to seek reimbursement from Medicare, and we may also decide to provide appropriate notices to patients covered by Medicare to enable us to bill a patient for all or part of a claim that is denied coverage by our Medicare contractor. We offer a comprehensive patient assistance program to support patients whose incomes are below certain thresholds and to allow for extended payment terms, as necessary, given the patient’s economic situation.

Revenue from our biopharmaceutical customers are based on a negotiated price per test or on the basis of agreements to provide certain testing volumes or other deliverables over defined periods. We recognize revenue upon delivery of the test results, or over the period that testing volume or other deliverables are provided, as appropriate, assuming all other revenue recognition criteria have been met.

We expect our revenue to increase over time as we expand our commercial efforts within and outside of the United States. Positive reimbursement decisions from additional commercial third-party payors and government payors, such as Medicare and Medicaid, would eliminate much of the uncertainty around payment, should allow us to recognize revenue earlier, and increase our overall revenue growth from ordering physicians within the United States. We also expect to grow our biopharmaceutical customer base. Over time, we expect that our revenue from ordering physicians within and outside of the United States will significantly exceed revenue from our biopharmaceutical customers, given the higher percentage of patients with cancer who are treated outside of clinical trial settings.

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

During the three months ended September 30, 2014 and 2013, our selling and marketing expenses represented approximately 48% and 37%, respectively, of our total revenue, and during the nine months ended September 30, 2014 and 2013, selling and marketing expenses represented approximately 49% and 40% of our total revenue, respectively. We expect our selling and marketing costs to continue to increase in absolute dollars as we expand our sales force, increase our presence within and outside of the United States, and increase our marketing activities to drive further awareness and adoption of FoundationOne, FoundationOne Heme, and any future products we may develop. In the short-term, our selling and marketing costs may also increase as a percentage of total revenues as we make these investments.

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

Interest Expense, Net

Interest expense, net consists primarily of interest expense on our loan balance and the amortization of debt discounts. Interest income consists of interest earned on our cash and cash equivalents. During the three and nine months ended September 30, 2014 and 2013, interest income was not material.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$16,448	$8,208	$8,240	100%
Costs and expenses
Cost of revenue	7,502	2,858	4,644	162%
Selling and marketing	7,893	3,038	4,855	160%
General and administrative	6,801	6,448	353	5%
Research and development	7,230	6,988	242	3%

Total costs and expenses	29,426	19,332	10,094	52%

Loss from operations	(12,978)	(11,124)	(1,854)	17%
Interest expense, net	(2)	(61)	59	(97%)
Other (expense) income, net	—	(1,278)	1,278	N/A

Net loss	$(12,980)	$(12,463)	$(517)	4%

Revenue

Total revenue increased to $16.4 million for the three months ended September 30, 2014 from $8.2 million during the three months ended September 30, 2013. Revenue from FoundationOne and FoundationOne Heme tests reported to our ordering physicians increased to $9.8 million for the three months ended September 30, 2014 from $4.4 million for the three months ended September 30, 2013. The increase was driven by our growing test volumes and expanding commercialization efforts. Revenue from our biopharmaceutical customers increased to $6.7 million for the three months ended September 30, 2014 from $3.8 million for the three months ended September 30, 2013, largely driven by increased activity among our new and existing biopharmaceutical customers.

During the three months ended September 30, 2014, we reported 6,428 tests to ordering physicians, including 1,036 FoundationOne Heme tests, as compared to 2,577 FoundationOne tests reported during the three months ended September 30, 2013. We also reported 1,465 tests to our biopharmaceutical customers during the three months ended September 30, 2014, as compared to 965 tests during the three months ended September 30, 2013.

The average revenue per test for clinical use that met our revenue recognition criteria during the three months ended September 30, 2014 was approximately $3,600. This average revenue per test does not include 1,685 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare, 51 tests that were reported and not billed, and 3,135 tests that were reported and billed to commercial third party payors during the period but were not paid during the period. This average revenue per test includes 1,130 tests reported in prior periods for which revenue was recognized during the three months ended September 30, 2014.

The average revenue per FoundationOne test for clinical use that met our revenue recognition criteria during the three months ended September 30, 2013 was approximately $3,300. This average revenue per test does not include 573 FoundationOne tests reported during the period for patients covered by Medicare and for which claims were not yet submitted, 59 tests that were reported and not billed, and 1,019 tests that were reported and billed to commercial third party payors during the period but were not paid during the period. This average revenue per test includes 392 tests reported in prior periods for which revenue was recognized during the three months ended September 30, 2013.

Our average revenue per test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from most commercial third-party payors and from patients who make co-payments, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of coverage decisions, we have been reasonably successful in securing reimbursement from many commercial third-party payors for tests reported in prior periods. With respect to tests reported for patients covered by Medicare, we commenced the process of submitting claims to Medicare for these tests in November 2013 and have not yet been reimbursed for these claims. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed or determinable and collectability is not reasonably assured, we do expect to record revenue in the future for some of the tests reported in this period. However, it is difficult to predict future revenue from the previously reported FoundationOne and FoundationOne Heme tests because we are in an early stage of commercialization and we have limited payment history. As a result, we cannot be certain that the revenue per test we recognize in the future will equal or exceed the average revenue per test reported above.

The cumulative amount of both FoundationOne and FoundationOne Heme tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 8,158 and 6,913, respectively, as of September 30, 2014. If commercial third-party payors or government payors agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,100 and $3,700 for the three months ended September 30, 2014 and 2013, respectively. The decrease in average revenue per test for our biopharmaceutical customers was largely driven by increased test volume for a single contract that contained a volume discount. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time. Approximately $2.7 million and $2.4 million of our biopharmaceutical revenue for the three months ended September 30, 2014 and 2013, respectively, represented payments under contracts with multiple element arrangements that were not negotiated on a price per test basis and revenue generated from academic medical centers.

Cost of Revenue

Cost of revenue increased to $7.5 million for the three months ended September 30, 2014 from $2.9 million for the three months ended September 30, 2013. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, and higher depreciation expense related to new equipment purchases. During the three months ended September 30, 2014 and 2013, our cost of revenue represented approximately 46% and 35% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Selling and Marketing Expenses

Selling and marketing expenses increased to $7.9 million for the three months ended September 30, 2014 from $3.0 million for the three months ended September 30, 2013. The increase was primarily due to an increase of $3.1 million in personnel-related costs related to 56 new employees in our sales, marketing, client service, and reimbursement departments, a $1.0 million increase in marketing expenditures on market development and product marketing activities to support our growing commercial and clinical business, and $0.8 million increase in various other expenses.

General and Administrative Expenses

General and administrative expenses increased to $6.8 million for the three months ended September 30, 2014 from $6.4 million for the three months ended September 30, 2013. The increase was primarily due to a $0.9 million combined increase in legal, consulting, audit, and billing fees, a $0.7 million increase in rent and other facilities costs, and a $0.8 million increase in personnel-related costs to support and expand our legal, finance, and human resources infrastructure, partially offset by a $2.0 million decrease in stock-based compensation expense primarily as a result of restricted stock that fully vested during 2013.

Research and Development Expenses

Research and development expenses increased to $7.2 million for the three months ended September 30, 2014 from $7.0 million for the three months ended September 30, 2013. The increase was primarily due to a $1.6 million increase in employee and contractor-related expenses, partially offset by a $0.3 million decrease in technology-related investments, a $0.2 million decrease in research-related lab supplies and materials, a $0.3 million decrease in clinical trials expense and a $0.5 million decrease in various other expenses.

Interest Expense, Net

Interest expense, net was immaterial each of the three months ended September 30, 2014 and 2013.

Other Expense, Net

Other expense, net was immaterial for the three months ended September 30, 2014. During the three months ended September 30, 2013, we recorded $1.3 million of other expense associated with the change in the fair value of our warrant liability immediately before it converted into a warrant to purchase common stock and was reclassified into additional paid-in capital.

Comparison of Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$42,399	$19,328	$23,071	119%
Costs and expenses
Cost of revenue	19,412	7,455	11,957	160%
Selling and marketing	20,753	7,724	13,029	169%
General and administrative	18,326	14,353	3,973	28%
Research and development	22,790	18,067	4,723	26%

Total costs and expenses	81,281	47,599	33,682	71%

Loss from operations	(38,882)	(28,271)	(10,611)	38%
Interest expense, net	(43)	(202)	159	(79%)
Other (expense) income, net	—	(1,380)	1,380	N/A

Net loss	$(38,925)	$(29,853)	$(9,072)	30%

Revenue

Total revenue increased to $42.4 million for the nine months ended September 30, 2014 from $19.3 million during the nine months ended September 30, 2013. Revenue from FoundationOne and FoundationOne Heme tests reported to our ordering physicians increased to $26.3 million for the nine months ended September 30, 2014 from $9.5 million for the nine months ended September 30, 2013. The increase was driven by our growing test volumes and expanding commercialization efforts. The increase in revenue from our biopharmaceutical customers from $9.8 million to $16.1 million for the nine months ended September 30, 2013 and 2014, respectively, resulted from increased activity among our new and existing biopharmaceutical customers.

During the nine months ended September 30, 2014, we reported 17,038 tests to ordering physicians, including 2,699 FoundationOne Heme tests, as compared to 5,343 FoundationOne tests reported during the nine months ended September 30, 2013. We also reported 3,577 and 2,183 tests to our biopharmaceutical customers during the nine months ended September 30, 2014 and 2013, respectively.

The average revenue per test for clinical use that met our revenue recognition criteria during the nine months ended September 30, 2014 was approximately $3,500. This average revenue per test does not include 4,432 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare, 232 tests that were reported and not billed, and 6,353 tests that were reported and billed to commercial third party payors during the period but were not paid during the period. This average revenue per test includes 1,395 tests reported in prior periods for which revenue was recognized during the nine months ended September 30, 2014.

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

Our average revenue per test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from most commercial third-party payors and from patients who make co-payments, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of coverage decisions, we have been reasonably successful in securing reimbursement from many commercial third-party payors for tests reported in prior periods. With respect to tests reported for patients covered by Medicare, we commenced the process of submitting claims to Medicare for these tests in November 2013 and have not yet been reimbursed for these claims. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed or determinable and collectability is not reasonably assured, we do expect to record revenue in the future for some of the tests reported in this period. However, it is difficult to predict future revenue from the previously reported FoundationOne and FoundationOne Heme tests because we are in an early stage of commercialization and we have limited payment history. As a result, we cannot be certain that the revenue per test we recognize in the future will equal or exceed the average revenue per test reported above.

The cumulative amount of both FoundationOne and FoundationOne Heme tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 8,158 and 6,913, respectively, as of September 30, 2014. If commercial third-party payors or government payors agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,200 and $3,700 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in average revenue per test for our biopharmaceutical customers was largely driven by increased test volume for a single contract that contained a large volume discount. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time. Approximately $8.4 million and $6.4 million of our biopharmaceutical revenue for the nine months ended September 30, 2014 and 2013, respectively, represented payments under contracts with multiple element arrangements that were not negotiated on a price per test basis and revenue generated from academic medical centers.

Cost of Revenue

Cost of revenue increased to $19.4 million for the nine months ended September 30, 2014 from $7.5 million for the nine months ended September 30, 2013. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, and higher depreciation expense related to new equipment purchases. During the nine months ended September 30, 2014 and 2013, our cost of revenue represented approximately 46% and 39% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Sales and Marketing Expenses

Sales and marketing expenses increased to $20.8 million for the nine months ended September 30, 2014 from $7.7 million for the nine months ended September 30, 2013. The increase was primarily due to an increase of $9.3 million in personnel-related costs related to 56 new employees in our sales, marketing, client service, and reimbursement departments, a $1.5 million increase in marketing expenditures on market development and product marketing activities to support our growing commercial and clinical business, a $1.5 million increase in travel-related costs, a $0.7 million increase in various other expenses.

General and Administrative Expenses

General and administrative expenses increased to $18.3 million for the nine months ended September 30, 2014 from $14.4 million for the nine months ended September 30, 2013. The increase was primarily due to a $2.8 million combined increase in legal, consulting, audit, and billing fees, a $2.1 million increase in rent and other facilities costs, and a $2.1 million increase in personnel-related costs to support and expand our legal, finance, and human resources infrastructure, partially offset by a $3.1 million decrease in stock-based compensation expense primarily as a result of restricted stock that fully vested during 2013.

Research and Development Expenses

Research and development expenses increased to $22.8 million for the nine months ended September 30, 2014 from $18.1 million for the nine months ended September 30, 2013. The increase was primarily due to a $5.0 million increase in employee and contractor-related expenses partially offset by a $0.3 million decrease in various other expenses.

Interest Expense, Net

Interest expense, net was immaterial each of the nine months ended September 30, 2014 and 2013.

Other Expense, Net

Other expense, net was immaterial for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we recorded $1.4 million of other expense associated with the change in the fair value of our warrant liability immediately before it converted into a warrant to purchase common stock and was reclassified into additional paid-in capital.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of September 30, 2014, we had an accumulated deficit of $128.7 million.

We have funded our operations principally from the sale of common stock and preferred stock, product revenue and the incurrence of indebtedness. Since we have received only one coverage decision for FoundationOne or FoundationOne Heme from commercial third-party payors and have a limited history of collecting claims, we currently recognize revenue on a cash basis from commercial third-party payors. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. In addition, FoundationOne and FoundationOne Heme are not currently covered by Medicare, and we have not received payment on the claims we have submitted to Medicare. If commercial third-party payors or government payors agree to pay us for these tests in the future, we would recognize revenue for such tests in the period in which our revenue recognition criteria are met.

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

As of September 30, 2014, we had cash and cash equivalents of approximately $86.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in money market mutual funds consisting of U.S. government-backed securities.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,123)	$(20,746)
Investing activities	(7,760)	(5,516)
Financing activities	(749)	109,351

Net (decrease) increase in cash and cash equivalents	$(37,632)	$83,089

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 and September 30, 2013 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $29.1 million for the nine months ended September 30, 2014 compared to $20.7 million for the nine months ended September 30, 2013. The increase in cash used in operating activities was driven primarily by an increase in net loss of $9.1 million partially offset by a $0.7 million decrease in cash utilized to support working capital requirements.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $7.8 million and consisted solely of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2013 was $5.5 million and consisted of an increase in restricted cash of $1.7 million related to our new laboratory and office facilities, and purchases of property and equipment of $3.8 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 was $0.7 million and consisted primarily of $1.1 million of loan principal payments, partially offset by $0.3 million of proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2013 was $109.4 million and reflects the net proceeds from our initial public offering of $110.6 million, offset in part by $1.3 million in loan principal payments.

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

Based on our current business plan, we believe our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash requirements over at least the next 12 months and for the foreseeable future. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our selling and marketing activities and continue to invest in new product offerings. As sales of our products grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not completely offset increases in accounts receivable, which could result in greater working capital requirements.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or other risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A, “Risk Factors” in this and prior Quarterly Reports, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

These estimates are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A, “Risk Factors” in this and prior Quarterly Reports. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations as of September 30, 2014 that have changed significantly since December 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2013, but omitted below, represent those that have not changed significantly since that date.

	Total	2014	2015-2016	2017-2018	Thereafter
	(in thousands)
Operating lease obligations (1) (2)	$28,257	$1,009	$8,517	$8,785	$9,946

(1)	In 2013, we leased 61,591 square feet for office and laboratory space in Cambridge, Massachusetts under an operating lease that expires in February 2021. On June 30, 2014 we signed an amendment adding 8,164 square feet for additional office and laboratory space under an operating lease which also expires in February 2021.
(2)	In April 2014, we leased 1,975 square feet for office space in Palo Alto, California under an operating lease that expires in May 2016.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There were no material changes during the quarter ended September 30, 2014 with respect to the information appearing in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as updated in this Quarterly Report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We may not be able to generate sufficient revenue from FoundationOne, FoundationOne Heme, or our relationships with our biopharmaceutical partners to achieve and maintain profitability.

We believe our commercial success is dependent upon our ability to successfully market and sell our first molecular information products, FoundationOne for solid tumors and FoundationOne Heme for blood-based cancers, or hematologic malignancies, to physicians in clinical practice, to continue to expand our current relationships and develop new relationships with biopharmaceutical partners, and to develop and commercialize new molecular information products. The demand for FoundationOne and FoundationOne Heme may decrease or may not continue to increase at historical rates for a number of reasons. In addition, FoundationOne and

FoundationOne Heme only have a coverage decision from one commercial third-party payor and do not yet have coverage contracts with or coverage decisions from other commercial third-party payors or government payors, including Medicare. Certain other commercial third-party payors have declined to reimburse FoundationOne or FoundationOne Heme because they have designated them as experimental and investigational. Although this designation can be adjusted by the payor at any time, we do not yet have coverage decisions or coverage contracts from these third-party payors. We have experienced early revenue growth from the sale of each of FoundationOne and FoundationOne Heme to physicians, principally since their formal commercial launches in June 2012 and December 2013, respectively. We may not be able to continue revenue growth or maintain existing revenue levels.

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

In both domestic and many international markets, sales of FoundationOne, FoundationOne Heme or any future molecular information products we develop will depend, in large part, upon the availability of reimbursement from third-party payors. These third-party payors include government healthcare programs such as Medicare, managed care providers, accountable care organizations, or ACOs, private health insurers, and other organizations. In particular, we believe that obtaining a positive national coverage decision and favorable reimbursement rate from The Centers for Medicare & Medicaid Services, or CMS, for FoundationOne and FoundationOne Heme will be a necessary element in achieving material commercial success. Physicians and patients may not order FoundationOne and FoundationOne Heme unless commercial third-party payors and government payors pay for all, or a substantial portion, of the list price, and certain commercial third-party payors may not agree to reimburse FoundationOne and FoundationOne Heme if CMS or our local Medicare Administrative Contractor, or MAC, does not issue a positive coverage decision.

There is currently no national coverage decision that determines whether and how our test is covered by Medicare. In the absence of a national coverage determination, local MACs, that administer the Medicare program in various regions have some discretion in determining coverage and, therefore, payment for tests. At the time FoundationOne was launched in 2012, our local MAC initially requested that we not submit claims for services provided to Medicare patients while the MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services, our current MAC, for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013.

We are submitting claims to National Government Services using a miscellaneous CPT code. When submitting claims for services or procedures that do not have specific CPT codes, providers may submit those claims using a CPT code, referred to as the miscellaneous CPT code, to provide the means of reporting and tracking services and procedures until a more specific CPT code is established. We are not submitting claims using stacked CPT codes in the manner currently used in submitting claims to non-governmental, commercial third-party payors. The use of a miscellaneous CPT code may decrease the likelihood of reimbursement given that a miscellaneous CPT code is a single CPT code that does not represent an identified service or procedure. We have not received any payments for FoundationOne or FoundationOne Heme provided to patients covered by Medicare to date. If CMS does not issue a positive national coverage determination, or National Government Services does not issue a local coverage determination, with respect to FoundationOne and/or FoundationOne Heme, or if National Government Services denies reimbursement of FoundationOne and/or FoundationOne Heme, withdraws its coverage policies after reimbursement is obtained, reviews and adjusts the rate of reimbursement, or stops paying for FoundationOne and/or FoundationOne Heme altogether, our revenue and results of operations would be adversely affected.

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

Commercial third-party payors and government payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which diagnostic products they will pay for and the amounts that they will pay for new molecular diagnostic products. Because of the cost-containment trends, commercial third-party payors and government payors that currently provide reimbursement for, or in the future cover, FoundationOne and/or FoundationOne Heme may reduce, suspend, revoke, or discontinue payments or coverage at any time, including those payors that designate FoundationOne and/or FoundationOne Heme as experimental and investigational. The percentage of submitted claims that are ultimately paid, the length of time to receive payment on claims, and the average reimbursement of those paid claims, is likely to vary from period to period.

As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as FoundationOne and FoundationOne Heme, will be eligible for coverage by commercial third-party payors and government payors or, if eligible for coverage, what the reimbursement rates will be for those products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products will be approved in the future. We have had claims for reimbursement denied by certain commercial third-party payors, including because they have designated FoundationOne and FoundationOne Heme as experimental and investigational. Reimbursement of NGS-based cancer products by commercial third-party payors and government payors may depend on a number of factors, including a payor’s determination that FoundationOne, FoundationOne Heme, or products enabled by our molecular information platform are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost effective;

•	supported by peer-reviewed publications;

•	included in clinical practice guidelines; and

•	supported by clinical utility studies demonstrating improved outcomes.

As a result, our efforts to receive reimbursement on behalf of patients will take a substantial amount of time, and various commercial third-party payors and government payors may never cover or provide adequate payment for FoundationOne, FoundationOne Heme, or future molecular information products we develop. Our strategy to achieve broad reimbursement coverage is focused on demonstrating the clinical utility and economic benefits of FoundationOne and FoundationOne Heme, including engagement with key members of the oncology community and increasing physician demand, but there is no assurance that we will succeed in any of these areas or that, even if we do succeed, we will receive favorable reimbursement decisions. If adequate third-party reimbursement is unavailable, we may not be able to maintain price levels sufficient to realize an appropriate return on investment in product development. Furthermore, if a commercial third-party payor or government payor denies coverage, it may be difficult for us to collect from the patient, and we may not be successful.

In addition, we are currently considered a “non-contracted provider” by all but one commercial third-party payor because we have not entered into specific contracts to provide FoundationOne and/or FoundationOne Heme to their covered patients, and as a result we take on primary responsibility for obtaining reimbursement on behalf of patients. If we were to become a contracted provider with additional commercial third-party payors in the future, the amount of overall reimbursement we receive may decrease if we were to be reimbursed less money per test performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenue. Further, we may be unable to collect payments from patients beyond that which is paid by their coverage, and will experience lost revenue as a result.

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

While the FDA currently exercises its enforcement discretion for laboratory developed tests, or LDTs, by not requiring compliance with its regulations, on July 31, 2014, the FDA announced that it intends to change this policy. The FDA previously announced in June 2010 that it intended to no longer exercise enforcement discretion for LDTs and subsequently stated that it would publish guidance documents describing an approach to regulating LDTs. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, the FDA was required to notify Congress at least sixty days prior to publishing any guidance documents implementing a new regulatory policy for LDTs. On July 31, 2014, the FDA provided the required notification, including draft guidance documents, to Congress. In the draft guidance documents, the FDA stated that it had serious concerns regarding the lack of independent review of the evidence of clinical validity of LDTs and asserted that the requirements under CLIA do not address the clinical validity of any LDT. If published and finalized in the same form, the guidance documents would impose a risk-based, phased-in approach for LDTs similar to the existing in vitro diagnostic devices framework.

Under the risk-based approach described in the draft guidance documents, the FDA would rely upon its existing medical device classification system to evaluate the risk of LDTs. The FDA would require that laboratories providing LDTs, subject to certain limited exemptions, within six months after the guidance documents are finalized comply with (i) either a new notification procedure in which the laboratory must provide the FDA with certain basic information about each LDT offered by their laboratory or the FDA’s device registration and listing requirements, and (ii) the medical device reporting (MDR) requirements for LDTs offered by that laboratory. The FDA’s premarket review requirements would begin twelve months after finalization of the guidance documents for the highest risk tests, including LDTs with the same intended use as a companion diagnostic or LDTs with the same intended use as an FDA-approved Class III medical device. Premarket review for other LDTs classified as high-risk by the FDA would be phased in over the next four years and the FDA expects to announce the priority list for premarket review for the remaining Class III LDTs within 24 months from finalization of this guidance. The FDA identified certain tests as higher risk, including LDTs that act like companion diagnostics, LDTs that screen for serious diseases or conditions for use in asymptomatic patients with no other available confirmatory diagnostic product or procedure, and LDTs for certain infectious diseases with high-risk intended uses. Such higher risk LDTs would likely receive higher priority during the phased-in enforcement period. If classified as Class III medical devices, our tests would likely be required to be approved by the FDA under a premarket approval application or PMA, which must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the subject product, typically including the results of human clinical trials. Until premarket review is required for a test, the LDT could remain on the market while the FDA reviews the applications or premarket notifications for such tests. In addition, once a premarket notification or application is submitted to FDA, the laboratory must also comply with FDA’s quality system regulation.

The FDA’s draft guidance documents for LDTs were published on October 3, 2014, and the FDA is currently accepting comments from the public for a period of time before deciding whether to issue final guidance documents implementing the same or modified versions of the draft guidance documents. There is no timeframe in which the FDA must issue final guidance documents.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On September 30, 2013, we closed the sale of 6,772,221 shares of common stock to the public (inclusive of 883,333 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters) at a price of $18.00 per share, before underwriting discounts. The offer and sale of the shares in our initial public offering was registered under the Securities Act of 1933, as amended, pursuant to registration statements on Form S-1 (File No. 333-190226), which was filed with the SEC on July 29, 2013 and amended subsequently and declared effective by the SEC on September 24, 2013, and Form S-1MEF (File No. 333-191333), which was filed with the SEC on September 24, 2013 and automatically effective upon filing. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Goldman, Sachs & Co. and J.P. Morgan Securities LLC acted as joint book-running managers of the offering, and Leerink Swann LLC and Sanford C. Bernstein & Co., LLC acted as co-managers of the offering.

We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and other offering expenses of approximately $3.0 million. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 25, 2013 pursuant to Rule 424(b)(4). We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy, and as of September 30, 2014, the remainder of the net proceeds is included as cash and cash equivalents.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: November 13, 2014	By:	/s/ Michael J. Pellini
Michael J. Pellini, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Jason Ryan
Jason Ryan
Senior Vice President, Finance
(Principal Financial Officer)

Exhibit No.	Exhibit Index

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2013, (c) our Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and (d) the Notes to such Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.