Form 10-Q
period 2015-06-30
Foundation Medicine, Inc.
filed 2015-08-07
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of August 3, 2015 was 34,382,603.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans or ability to obtain reimbursement for FoundationOne and FoundationOne Heme, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

•	the evolving treatment paradigm for cancer, including physicians’ use of molecular information and targeted oncology therapeutics and the market size for molecular information products;

•	physicians’ need for molecular information products and any perceived advantage of our products over those of our competitors, including the ability of our molecular information platform to help physicians treat their patients’ cancers, our first mover advantage in providing comprehensive molecular information products on a commercial scale or the sustainability of our competitive advantages;

•	our ability to generate revenue from sales of products enabled by our molecular information platform to physicians in clinical practice and our biopharmaceutical partners, including our ability to increase adoption of FoundationOne and FoundationOne Heme and expand existing or develop new relationships with biopharmaceutical partners;

•	our ability to increase the commercial success of FoundationOne and FoundationOne Heme;

•	the outcome or success of our clinical trials;

•	the ability of our molecular information platform to enhance our biopharmaceutical partners’ ability to develop targeted oncology therapies;

•	our ability to comprehensively assess cancer tissue simultaneously for all known genomic alterations across all known cancer-related genes, including our ability to update our molecular information platform to interrogate new cancer genes and incorporate new targeted oncology therapies and clinical trials;

•	our ability to scale our molecular information platform, including the capacity to process additional tests at high specificity and sensitivity as our volume increases;

•	our ability to capture, aggregate, analyze, or otherwise utilize genomic data in new ways;

•	the acceptance of our publications in peer-reviewed journals or our presentations at scientific and medical conference presentations;

•	our relationships with our suppliers from whom we obtain laboratory reagents, equipment, or other materials which we use in our molecular information platform, some of which are sole source arrangements;

•	our plans and ability to develop and commercialize new products and improvements to our existing products;

•	anticipated increases in our sales and marketing costs due to expansions in our sales force and marketing activities within and outside of the United States;

•	our ability to operate outside of the United States in compliance with evolving legal and regulatory requirements;

•	our ability to meet future anticipated demand by making additional investments in personnel, infrastructure, and systems to scale our laboratory operations;

•	the expansion of the capabilities of ICE 2, the newest version of our online Interactive Cancer Explorer portal and the development and launch of its associated applications;

•	federal, state, and foreign regulatory requirements, including potential FDA regulation of FoundationOne and FoundationOne Heme and the other tests performed using our molecular information platform;

•	our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in our molecular information platform;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms;

•	our ability to recognize the benefits of our broad strategic collaborations with affiliates of Roche Holdings, Inc., which closed in April 2015;

•	anticipated trends and challenges in our business and the markets in which we operate; and

•	other risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report and our prior filings with the SEC.

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

FOUNDATION MEDICINE, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2015

FOUNDATION MEDICINE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$263,596	$72,080
Accounts receivable, net of allowance of $171 and $0 at June 30, 2015 and December 31, 2014, respectively	9,987	9,894
Receivable due from Roche	4,149	—
Inventories	6,142	4,809
Prepaid expenses and other current assets	5,675	2,865

Total current assets	289,549	89,648
Property and equipment, net	30,971	21,015
Restricted cash	1,395	864
Other assets	885	411

Total assets	$322,800	$111,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,357	$7,263
Accrued expenses and other current liabilities	10,752	7,414
Deferred revenue	127	340
Current portion of deferred rent	1,908	1,429

Total current liabilities	22,144	16,446
Deferred rent, net of current portion, and other non-current liabilities	11,092	9,323

Total liabilities	33,236	25,769
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 34,281,377 and 28,223,958 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	481,561	228,151
Accumulated deficit	(192,000)	(141,985)

Total stockholders’ equity	289,564	86,169

Total liabilities and stockholders’ equity	$322,800	$111,938

The accompanying notes are an integral part of these condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$18,309	$14,253	$37,604	$25,431
Related-party revenue from Roche	4,149	243	4,149	520

Total revenue	22,458	14,496	41,753	25,951
Costs and expenses:
Cost of revenue	8,950	6,619	17,866	11,910
Selling and marketing	12,542	7,170	22,363	12,860
General and administrative	23,769	5,825	32,611	11,525
Research and development	10,256	8,645	18,944	15,560

Total costs and expenses	55,517	28,259	91,784	51,855

Loss from operations	(33,059)	(13,763)	(50,031)	(25,904)
Other income (expense):
Interest income	9	2	16	7
Interest expense	—	(18)	—	(48)

Total other income (expense), net	9	(16)	16	(41)

Net loss	$(33,050)	$(13,779)	$(50,015)	$(25,945)

Net loss per common share, basic and diluted	$(0.98)	$(0.49)	$(1.60)	$(0.93)

Weighted-average common shares outstanding, basic and diluted	33,852,919	27,876,931	31,245,617	27,804,914

Comprehensive loss	$(33,050)	$(13,779)	$(50,015)	$(25,945)

The accompanying notes are an integral part of these condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(50,015)	$(25,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,569	4,003
Stock-based compensation expense	3,789	1,856
Provision for doubtful accounts on accounts receivable	171	—
Provisions on inventory	105	—
Non-cash interest expense	—	11
Changes in operating assets and liabilities:
Accounts receivable	(264)	194
Receivable from Roche	(4,149)	—
Inventory	(1,438)	(830)
Prepaid expenses and other current assets	(2,810)	(156)
Other assets	(474)	(192)
Accounts payable	(1,452)	(2,077)
Accrued expenses and other current liabilities	1,761	(618)
Deferred rent and other non-current liabilities	2,257	(107)
Deferred revenue	(213)	204

Net cash used in operating activities	(48,163)	(23,657)
Investing activities
Purchases of property and equipment	(9,393)	(2,969)
Increase in restricted cash	(531)	—

Net cash used in investing activities	(9,924)	(2,969)
Financing activities
Proceeds from issuance of common stock to Roche, net of issuance costs	245,387	—
Proceeds from issuance of restricted stock and stock option exercises	4,216	229
Payments of notes payable	—	(842)

Net cash provided by (used in) financing activities	249,603	(613)
Net increase (decrease) in cash and cash equivalents	191,516	(27,239)
Cash and cash equivalents at beginning of period	72,080	124,293

Cash and cash equivalents at end of period	$263,596	$97,054

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$123

Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	$6,466	$627

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive loss and cash flows. Our audited consolidated financial statements as of and for the year ended December 31, 2014 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

2.	Summary of Significant Accounting Policies

Summary of accounting policies

There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed below as a result of the Roche transaction discussed in detail in Note 3.

Multiple-element revenue recognition

The Company analyzes multiple-element arrangements based on the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting if: (i) the delivered items have value to the customer on a standalone basis and (ii) the arrangement includes a general right of return relative to the delivered items and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. In assessing whether an item has standalone value, the Company considers factors such as the research, development and commercialization capabilities of a third party and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the other party in the arrangement can use the other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered elements.

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 is applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. The Company determines the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither

VSOE nor TPE is available. The Company typically uses BESP to estimate the selling price, since it generally does not have VSOE or TPE of selling price for its units of accounting under multiple-element arrangements. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting. The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered items as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Generally, once a substantive milestone has been achieved, the Company will recognize revenue related to that milestone using a proportional performance model over the period which the unit of accounting is delivered or based on the level of effort expended to date over the total expected effort, whichever is considered the most appropriate measure of performance. Revenue from commercial milestone payments are accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

The Company also recognizes royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

For some multiple-element arrangements, the Company will be reimbursed for either all or a portion of the research and development costs incurred. The Company performs research and development services as part of its revenue activities and, therefore, believes such activities are a part of its primary business. Therefore, the Company records these reimbursements as revenue in the statement of operations using a proportional performance model over the period which the unit of accounting is delivered or based on the level of effort expended to date over the total expected effort, whichever is considered the most appropriate measure of performance.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605 (“ASC 605”) and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year until January 1, 2018. The FASB also permitted entities to choose to adopt the standard as of the original effective date. The Company will adopt ASU 2014-09 on January 1, 2018, and is currently evaluating the method of adoption and the potential impact that ASU 2014-09 may have on its financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

3.	Significant Agreements

Roche Holdings, Inc. and its affiliates

Summary of the Transaction

On January 11, 2015, the Company signed a broad strategic collaboration with Roche Holdings, Inc. and certain of its affiliates (“Roche”) to further advance the Company’s leadership position in genomic analysis and molecular information solutions in oncology. The transaction, which is a broad multi-part arrangement that includes a research & development (“R&D”) collaboration, a commercial collaboration, a U.S. medical education collaboration, and an equity investment with certain governance provisions, closed on April 7, 2015.

Under the terms of the transaction, Roche (a) made a primary investment of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares of the Company’s common stock at a purchase price of $50.00 per share and (b) completed a tender offer to acquire 15,604,288 outstanding shares of the Company’s common stock at a price of $50.00 per share (collectively (a) and (b), the “Investment”). Immediately following the closing, Roche owned approximately 61.3% of the outstanding shares and approximately 57.6% of the outstanding shares on a fully diluted basis. As of June 30, 2015, Roche’s ownership was approximately 61.2% of the outstanding shares and approximately 57.5% of the outstanding shares on a fully diluted basis. Upon the closing of the transaction, the size of the Board of Directors was increased to nine, including three designees of Roche. Four existing independent directors and the Company’s Chief Executive Officer, Michael Pellini, M.D., are continuing as directors, and the Company expects that one new independent director will be added.

The R&D collaboration, commercial collaboration, and the U.S. medical education agreement executed as part of the Roche transaction have been assessed and determined to be a single contract for accounting purposes.

Summary of the R&D Collaboration Agreement

Under the terms of the Collaboration Agreement by and among the Company, F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche Inc., dated January 11, 2015 (the “R&D Collaboration Agreement”), Roche could pay the Company more than $150,000,000 over a period of five years to access its molecular information platform, to reserve capacity for sample profiling, and to fund R&D programs. There was no up-front payment associated with the execution of the Roche transaction. Amounts under the R&D Collaboration Agreement will be received as services are performed and obligations are fulfilled under each platform program. Roche will utilize the Company’s molecular information platform to standardize sample profiling conducted as part of its clinical trials, to enable comparability of clinical trial results for R&D purposes, and to better understand the potential for combination therapies. In addition, Roche and the Company will jointly develop solutions related to blood-based genomic analysis, cancer immunotherapy testing, and next generation companion diagnostics, each of which represents a distinct platform within the R&D Collaboration Agreement. The R&D Collaboration Agreement is governed by a Joint Management Committee (“JMC”) formed by an equal number of representatives from the Company and Roche. There are also other sub-committees for each platform that will be established to oversee the day to day responsibilities of that platform. The JMC will, among other activities, review and approve R&D plans and establish and set expectations for the other platform sub-committees. The JMC and other sub-committees, although considered deliverables under the arrangement, are immaterial in relation to the entire arrangement and therefore were not considered when allocating consideration.

Molecular Information Platform Program

Under the molecular information platform program within the R&D Collaboration Agreement, the following deliverables were identified: (i) cross-licenses for access to relevant intellectual property (“IP”), (ii) reserved capacity for sample profiling, (iii) access to the Company’s molecular information database, (iv) full-time equivalent persons (“FTEs”) per year for performance of database queries and delivery of results, and (v) sample profiling above the reserved capacity limit.

The Company determined which deliverables within the arrangement have standalone value from the other undelivered elements and identified the following separate units of accounting: (i) reserved capacity for sample profiling, (ii) access to the Company’s molecular information database and FTEs per year for the performance of database queries and the delivery of results, and (iii) sample profiling above the reserved capacity limit. The cross-licenses grant each party access to relevant IP to perform under the contract or to exploit the deliverables. The licenses are delivered at the inception of the arrangement and relate to development and sample profiling work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the development and sample profiling activities and have little value to Roche without these other deliverables. Therefore, the licenses are combined with the other units of accounting identified under the molecular information platform program and do not have standalone value.

The Company identified allocable consideration of approximately $85 million related to the molecular information platform program, which was allocated to the individual units of accounting based on the best estimate of selling price. Revenue related to reserved capacity for sample profiling will be recognized on a straight-line basis as the capacity is available for each individual contract year within the arrangement. The database access and FTE payments will be recognized ratably over the five year contract life. The FTEs will perform database queries and will deliver results of the requested database queries. The value to Roche is not only the access to the database, but also the service being performed by the FTEs. Therefore, the Company concluded the FTEs should be combined with the database access as one unit of accounting. For any sample profiling provided above the reserved capacity, the Company will recognize revenue as the service is provided based on the best estimate of selling price.

Immunotherapy Testing Platform Development Program

Under the immunotherapy testing platform development program within the R&D Collaboration Agreement, the following deliverables were identified: (i) cross-licenses for access to relevant IP, (ii) obligations to perform R&D services for biomarker discovery and signature identification, and (iii) obligations to provide sample profiling using immunotherapy clinical study assays.

The Company determined which deliverables within the arrangement have standalone value from the other undelivered elements, and identified the following separate units of accounting: (i) obligations to perform R&D services for immuno-biomarker discovery and signature identification and (ii) obligations to provide sample profiling using immunotherapy clinical study assays. The cross-licenses grant each party access to relevant IP of the other party to perform such party’s obligations under the contract and to exploit the deliverables. The licenses are delivered at the inception of the arrangement and relate to research and development work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the research and development activities and have little value to Roche without these other deliverables. Therefore, the licenses are combined with the other units of accounting identified under the immunotherapy testing platform development program and do not have standalone value.

Under this platform, Roche will reimburse the Company for R&D costs incurred related to the immuno-biomarker discovery and signature identification activities, as well as costs incurred in the development of immunotherapy assays for clinical studies. In addition, Roche will be required to make certain milestone payments upon the achievement of specified clinical events under the immunotherapy testing platform development program. Clinical milestone payments up to $6.6 million in the aggregate are triggered upon the initiation of Roche clinical trials using immunotherapy assays developed under the R&D Collaboration Agreement and are considered substantive. The R&D reimbursements and clinical milestone payments will be recognized using a proportional performance model when earned by the Company.

Circulating Tumor DNA (ctDNA) Platform Development Program

Under the ctDNA platform development program within the R&D Collaboration Agreement, the following deliverables were identified: (i) cross-licenses for access to relevant IP, (ii) obligations to perform R&D services for the development of a ctDNA clinical trial assay, including its analytical validation, and (iii) sample profiling resulting from the development of a ctDNA clinical assay.

The Company determined which deliverables within the arrangement have standalone value from the other undelivered elements and identified the following separate units of accounting: (i) obligations to perform R&D services for the development of a ctDNA clinical trial assay and (ii) delivery of clinical sample profiling resulting from the development of a ctDNA clinical assay. The cross-licenses grant each party access to relevant IP of the other party to perform such party’s obligations under the contract and to exploit the deliverables. The licenses are delivered at the inception of the arrangement and relate to research and development work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the research and development activities and have little value to Roche without these other deliverables. Therefore, the licenses are combined with the other units of accounting identified under the ctDNA platform development program and do not have standalone value.

The Company is responsible for all research and development costs under the ctDNA platform development program. Roche will be required to make certain milestone payments upon the achievement of specified events. Milestone payments up to $12.0 million in the aggregate are triggered upon successful analytical validation of a ctDNA assay and delivery of a ctDNA clinical trial assay for use in Roche clinical trials. All milestones are considered substantive and will be recognized using a proportional performance model when earned by the Company.

Companion Diagnostics (CDx) Development Program

Under the CDx development program within the R&D Collaboration Agreement, the following deliverables were identified: (i) cross-licenses for access to relevant IP and (ii) obligations to perform R&D services for the development of CDx assays for use in connection with certain Roche products.

The Company determined which deliverables within the arrangement have standalone value from the other undelivered elements and concluded all deliverables under the CDx development program represent a single unit of accounting. The cross-licenses grant each party access to relevant IP of the other party to perform such party’s obligations under the contract and to exploit the deliverables. The licenses are delivered at the inception of the arrangement and relate to research and development work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the research and development activities and have little value to Roche without these other deliverables. Therefore, the licenses are combined with the obligation to perform R&D services for the development of a CDx assay as a single unit of accounting.

Under this platform, Roche will reimburse the Company for certain costs incurred related to research and development under the CDx development program with respect to investigational markers. In addition, Roche will be required to make certain milestone payments upon the achievement of specified regulatory and commercial events under the CDx development program. Regulatory milestone payments of $0.6 million are triggered upon obtaining a premarket approval application for each CDx product developed under the arrangement by the FDA and are considered substantive. The R&D reimbursements and regulatory milestone payments will be recognized using a proportional performance model when earned by the Company. Commercial milestone payments are triggered upon the performance of a specified number of CDx assays for certain commercial clinical diagnostic uses. Any commercial milestone payments received by the Company will be treated similar to royalties and recognized in their entirety when earned.

The R&D Collaboration Agreement may be terminated by either the Company or Roche on a program-by-program basis, upon written notice, in the event of the other party’s uncured material breach. Roche may also terminate the entire R&D Collaboration Agreement or an individual program under the R&D Collaboration Agreement for any reason upon written notice to the Company, subject to certain exceptions. If the R&D Collaboration Agreement is terminated, license and IP rights are returned to each party and the Company must return to Roche or dispose of any unused samples delivered for profiling purposes. If Roche terminates the R&D Collaboration Agreement as a result of a breach by the Company, Roche retains the license rights granted to certain IP of the Company, and the Company shall refund to Roche any reserved capacity fees and database access fees previously received by the Company that were unused based on the passage of time up to termination for the given contract year. If the R&D Collaboration Agreement is terminated by Roche without cause, or due to a breach by Roche, the Company has a right to receive the contractual payments it would have expected to receive for each program had the agreement not been terminated.

Summary of the Ex-U.S. Commercialization Agreement

In addition to the R&D Collaboration Agreement, the Company entered into a commercial collaboration agreement with Roche designed to facilitate the delivery of the Company’s products and services outside the United States (“Ex-U.S.”) in partnership with Roche (the “Ex-U.S. Commercialization Agreement”). Specifically, Roche will obtain Ex-U.S. commercialization rights to the Company’s existing products and services and to future co-developed products and services, and the Company will remain solely responsible for commercialization of its products and services within the United States. Roche will have specified time periods to determine if it desires to exercise its commercialization rights in selected geographic areas Ex-U.S., which selected geographic areas together constitute the “Roche Territory.” For those geographic areas that Roche does not select, the commercialization rights for such geographic areas will revert to the Company. The Ex-U.S. Commercialization Agreement is governed by the JMC. There is also a Joint Operational Committee (“JOC”) that will be established to oversee the activities under the Ex-U.S. Commercialization Agreement. The JMC will have the responsibilities as outlined under the R&D Collaboration Agreement. The JMC and JOC, although considered deliverables under the arrangement, are immaterial in relation to the entire arrangement and therefore were not considered when allocating consideration.

Under the Ex-U.S. Commercialization Agreement, the following deliverables were identified: (i) the right, granted by means of a license, for Roche to market and sell the Company’s products Ex-U.S. and (ii) obligations to perform sample profiling and other services relating to Company products and services sold by Roche in the Roche Territory. The Company concluded that the license is delivered at the inception of the arrangement. The Company does not sell the license separately as it is closely connected to the sample profiling and other services and has little value to Roche without these services being performed. Therefore, the deliverables identified will be combined as a single unit of accounting under the Ex-U.S. Commercialization Agreement and revenue will be recognized as the service is performed for each product sold by Roche.

Roche will be required to make a one-time milestone payment of $10.0 million when the aggregate gross margin on sales of certain of the Company’s products reaches $100.0 million in the Roche Territory in any calendar year. Roche may also pay delay fees to the extent Roche fails to launch Company products in specific countries within a specified timeframe. This milestone payment and these fees will be treated similarly to royalties and recognized in their entirety when earned.

The Company will be entitled to receive, on a quarterly basis, tiered royalty payments ranging from the mid-single digits to high-teens based on a percentage of the aggregate gross margin generated on sales of specified products in the Roche Territory during any calendar year. Royalty payments will be recognized in the period when earned.

The Ex-U.S. Commercialization Agreement may be terminated by either the Company or Roche in its entirety or on a country-by-country or product-by-product basis, upon written notice, in the event of the other party’s uncured material breach. Roche may also terminate the Ex-U.S. Commercialization Agreement without cause on a product-by-product and/or country-by-country basis, upon written notice to the Company, after the initial five year term. If the Ex-U.S. Commercialization Agreement is terminated, the license and IP rights granted by the Company to Roche terminate. In addition, if Roche terminates the Ex-U.S. Commercialization Agreement as a result of a breach by the Company, Roche may seek damages via arbitration or be eligible to receive either a one-time payment reflecting the value of the terminated products or a royalty on sales of the terminated products based on the royalty Roche would have paid the Company for the terminated products had the Ex-U.S. Commercialization Agreement not been terminated.

Summary of the U.S. Education Agreement

Within the United States, the Company has entered into the U.S. Education Collaboration Agreement (the “U.S. Education Agreement”) with Genentech, Inc. (“Genentech”), an affiliate of Roche. Genentech has agreed to engage its pathology education team to provide information and medical education to health care providers regarding comprehensive genomic profiling in cancer. The Company will pay Genentech on a quarterly basis for costs incurred by Genentech in conducting the education activities based on a number of factors. The total amount of payments to be made over the course of the arrangement is immaterial and all payments will be expensed as incurred.

4.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government treasuries. Cash equivalents are carried at cost, which approximates their fair value.

5.	Restricted Cash

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. As of June 30, 2015 and December 31, 2014, the Company had restricted cash of $1,395,000 and $864,000, respectively.

6.	Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of amounts due from biopharmaceutical customers, and from certain hospitals, cancer centers and other institutions with whom it has negotiated price per test (direct bill) relationships for tests performed using its molecular information platform. There are no accounts receivable associated with amounts that are billed to commercial third-party payors or directly to patients, because this revenue is recognized on a cash basis. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to the Company, and the condition of the general economy and industry as a whole. As of June 30, 2015 and December 31, 2014, the Company recorded an allowance for doubtful accounts of $171,000 and $0, respectively.

7.	Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$4,808	$3,851
Work-in-process	1,334	958

	$6,142	$4,809

8.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30, 2015	December 31, 2014
Lab equipment	$21,688	$14,843
Computer equipment	8,585	6,673
Software	2,744	2,111
Furniture and office equipment	2,125	1,974
Leasehold improvements	12,883	12,834
Construction in progress	4,935	—

	52,960	38,435
Less accumulated depreciation and amortization	(21,989)	(17,420)

	$30,971	$21,015

Depreciation and amortization expense for the three and six months ended June 30, 2015 was $2,363,000 and $4,569,000, respectively, compared to $2,088,000 and $4,003,000 for the three and six months ended June 30, 2014, respectively. The Company classifies capitalized internal use software in Lab Equipment, Computer Equipment and Software based on its intended use.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Payroll and employee-related costs	$5,181	$5,011
Professional services	2,062	1,123
Property and equipment purchases	2,058	471
Other	1,451	809

	$10,752	$7,414

10.	Net Loss per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Outstanding stock options	1,962,839	2,712,402	1,962,839	2,712,402
Unvested restricted stock	302,769	414,567	302,769	414,567

Total	2,265,608	3,126,969	2,265,608	3,126,969

11.	Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at June 30, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash held in money market funds	$38,020	$—	$—	$38,020

Total assets	$38,020	$—	$—	$38,020

	Fair Value Measurement at December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash held in money market funds	$68,016	$—	$—	$68,016

Total	$68,016	$—	$—	$68,016

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted during the three and six months ended June 30, 2015 and 2014.

12.	Stockholders’ Equity

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2015	December 31, 2014
Unvested restricted stock	302,769	335,933
Common stock options	1,962,839	2,792,021
Shares available for issuance under the 2013 Stock Option and Incentive Plan	2,315,478	1,375,555
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503

	5,369,589	5,292,012

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

In 2013, the Company adopted the Foundation Medicine, Inc. 2013 Stock Option and Incentive Plan (the “2013 Stock Plan”) under which it may grant restricted and unrestricted stock, restricted stock units, ISOs, non-statutory stock options, stock appreciation rights, cash-based awards, performance share awards and dividend equivalent rights to eligible employees, officers, directors and consultants to purchase up to 1,355,171 shares of common stock. In connection with the establishment of the 2013 Stock Plan, the Company terminated the 2010 Stock Plan and the 512,568 shares which remained available for grant under the 2010 Stock Plan were included in the number of shares authorized under the 2013 Stock Plan. Shares forfeited or repurchased from the 2010 Stock Plan are returned to the 2013 Stock Plan for future issuance. On January 1, 2015 and 2014, the number of shares reserved and available for issuance under the 2013 Stock Plan increased by 1,134,996 and 1,125,921 shares of common stock, respectively, pursuant to a provision in the 2013 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2014, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors of the Company (the “Board of Directors” or the “Board”).

The terms of stock award agreements, including vesting requirements, are determined by the Board of Directors, or permissible designee thereof, subject to the provisions of the 2010 Stock Plan and the 2013 Stock Plan. Options granted by the Company typically vest over a four-year period. The options are exercisable from the date of grant for a period of 10 years. The exercise price for stock options granted is equal to the closing price of the Company’s common stock on the applicable date of grant.

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

Number of Shares
Unvested at December 31, 2014	219,617
Granted	99,003
Vested	(34,966)
Cancelled	(2,336)

Unvested at June 30, 2015 (1)	281,318

(1)	Excludes 21,451 shares of unvested restricted stock remaining from the early exercise of stock options.

Stock Options

A summary of stock option activity under the 2010 Stock Plan and 2013 Stock Plan for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2014	2,792,021	$10.82	8.3	$35,390
Granted	160,600	45.51
Exercised	(927,588)	4.55
Cancelled	(62,194)	21.61

Outstanding as of June 30, 2015	1,962,839	$16.29	8.1	$36,566
Exercisable as of June 30, 2015	696,585	$10.40	7.6	$16,358

Certain stock options contain provisions allowing for the early exercise into shares subject to repurchase. At June 30, 2015, 21,451 shares, which were early exercised, remain subject to repurchase by the Company.

The weighted-average fair value of options granted for the six months ended June 30, 2015 was $26.79 per share. The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 Stock Plan and the 2013 Stock Plan of $1,596,000 and $2,956,000 during the three and six months ended June 30, 2015, respectively, and $988,000 and $1,684,000 during the three and six months ended June 30, 2014, respectively. The Company recorded total stock-based compensation expense for restricted stock of $505,000 and $833,000 during the three and six months ended June 30, 2015, respectively, and $172,000 during the three and six months ended June 30, 2014, respectively.

The Company recorded stock-based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$185	$97	$388	$158
Sales and marketing	626	262	1,071	406
General and administrative	901	392	1,589	662
Research and development	389	409	741	630

Total	$2,101	$1,160	$3,789	$1,856

As of June 30, 2015, unrecognized compensation cost of approximately $16,893,000 related to non-vested stock options and restricted stock awards is expected to be recognized over weighted-average periods of 2.86 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	56.5%	65.4%	63.2%	65.4%
Risk-free interest rate	1.56%	2.20%	1.51%	2.20%
Expected option term (in years)	6.25	6.25	6.25	6.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

13. Commitments and Contingencies

150 Second Street

In 2013, the Company signed two separate facility leases. The first lease commenced in March 2013 and had a one year expected term which was terminated in October 2013. The second lease (the “Headquarters Lease”) commenced in September 2013 and initially had an eight year expected term. The Headquarters Lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first 10.5 months of the lease, having an initial value of $3,300,000. The landlord also agreed to fund up to $9,239,000 in tenant improvements. The Company recorded the tenant improvements as leasehold improvements and deferred rent on the consolidated balance sheet. Deferred rent is amortized as a reduction in rent expense over the term of the Headquarters Lease. The Company recognizes rent expense on a straight-line basis over the expected lease term. In connection with the Company’s termination of its prior lease at One Kendall Square, the rent abatement was reduced to approximately $1,841,000 and the expected term of the Headquarters Lease was reduced to 7.5 years. The Company began to record rent expense in April 2013 upon gaining access to and control of the space. Upon execution of the Headquarters Lease, the Company paid a security deposit of $1,725,000 which was reduced to approximately $864,000 in 2014. The security deposit is included in restricted cash in the accompanying balance sheet as of June 30, 2015 and December 31, 2014.

On June 30, 2014, the Company executed a Second Amendment to Lease amending the Headquarters Lease, resulting in 8,164 square feet of additional space commencing in November 2014. The Company began recording rent expense upon gaining access to and control of the space in July 2014. The landlord has also agreed to fund up to $1,020,500 in normal tenant improvements.

The Company recorded rent expense of $632,000 and $1,267,000 in the three and six months ended June 30, 2015, respectively, and $923,000 and $1,737,000 in the three and six months ended June 30, 2014, respectively, associated with the Headquarters Lease, as amended.

Ten Canal Park Lease

The Company signed a facility lease (the “Lease”) on March 11, 2015 for office space at Ten Canal Park in Cambridge, Massachusetts (the “Premises”). The Lease commenced on March 12, 2015, which was the date the landlord received the Letter of Credit (as defined in the Lease), and expires five years after the earlier of the date when the Company first opens for business in the Premises or September 1, 2015. The Company will pay rent of $172,850 per month for the first year with scheduled escalating rent payments thereafter, and shall receive up to $1,995,550 from the Landlord for tenant improvements to the Premises. In connection with the Lease, the Company provided a security deposit in the amount of $1,037,000, which was reduced to approximately $530,550 in June 2015. The security deposit is included in restricted cash in the accompanying balance sheet as of June 30, 2015.

The Company recorded rent expense of $439,000 and $499,000 in the three and six months ended June 30, 2015, respectively, associated with the Lease.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of its business. As of June 30, 2015, the Company is not currently a party to any litigation.

14.	Related Party Transactions

Roche Holdings, Inc. and its affiliates

Revenue from Roche was $4,149,000 in the three and six months ended June 30, 2015, which consisted of payments made for the reserved capacity arrangement and access to the Company’s molecular information platform under the R&D Collaboration Agreement. Roche-related revenue represented 18.5% and 9.9% of the Company’s total revenue in the three and six months ended June 30, 2015, respectively. The receivable balance from Roche reflected in the Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 was $4,149,000 and $0, respectively.

Revenue from Roche was $243,000 and $520,000 in the three and six months ended June 30, 2014, respectively, under a previous contractual relationship between Roche and the Company. Roche-related revenue represented 1.7% and 2.0% of the Company’s total revenue in the three and six months ended June 30, 2014, respectively.

There were no other material Roche-related transactions in the three and six months ended June 30, 2015 and 2014.

Other related party transactions

The Company recognized revenue of $484,000 and $1,312,000 during the three and six months ended June 30, 2015, respectively, and $98,500 and $130,500 during the three and six months ended June 30, 2014, respectively, from an arrangement with an entity affiliated with a member of the Board of Directors executed in the year ended December 31, 2013. Of these amounts, $1,294,000 and $419,000 were included in accounts receivable at June 30, 2015 and December 31, 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report and our prior filings with the SEC, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne, and the development of new products such as FoundationOne Heme. We have incurred significant losses since our inception, and as of June 30, 2015 our accumulated deficit was approximately $192,000,000. We expect to continue to incur operating losses over the near term as we expand our commercial operations, conduct clinical trials, and invest in our molecular information platform and additional products.

Recent Developments

On January 11, 2015, we signed a broad strategic collaboration with Roche to further advance our leadership position in molecular information solutions. The transaction, which is a broad multi-part agreement that includes an R&D collaboration agreement, a commercial collaboration agreement, a U.S. Education Agreement, and an equity investment with certain governance provisions, closed on April 7, 2015 following the completion of a public tender offer in which Roche purchased 15,604,288 of our outstanding shares at a price of $50.00 per share, and Roche’s primary investment in us of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares at a price of $50.00 per share.

Under the terms of the transaction, Roche (a) made a primary investment of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares of our common stock at a purchase price of $50.00 per share and (b) completed a tender offer to acquire 15,604,288 outstanding shares of our common stock at a price of $50.00 per share. Immediately following the closing, Roche owned approximately 61.3% of our outstanding shares and approximately 57.6% of our outstanding shares on a fully diluted basis. As of June 30, 2015, Roche’s ownership is approximately 61.2% of our outstanding shares and approximately 57.5% of our outstanding shares on a fully diluted basis. Upon the closing of the transaction, the size of our Board of Directors was increased to nine seats, including three designees of Roche. Four existing independent directors and our Chief Executive Officer, Michael Pellini, M.D. are continuing as directors, and we expect that one new independent director will be added.

Under the terms of the R&D collaboration agreement, Roche could pay more than $150,000,000 over five years for licenses to our intellectual property, to access our molecular information platform, to reserve capacity for profiling sampling, and to fund R&D programs. Roche will utilize our molecular information platform to standardize its clinical trial testing, to enable comparability of clinical trial results for R&D purposes, and to better understand the potential for combination therapies. In addition, we and Roche will jointly develop information solutions related to blood-based monitoring and evaluation, cancer immunotherapy, and next generation companion diagnostics.

In addition to the R&D collaboration agreement, we entered into a commercial collaboration agreement with Roche for Roche to sell certain Company products outside of the United States. Specifically, Roche will obtain ex-U.S. commercialization rights to our existing products and to future co-developed products, and we will remain solely responsible for commercialization of our products within the United States. In addition, within the United States, the Company and Roche entered into a U.S. medical education agreement pursuant to which Roche has agreed to engage its medical education team to provide information to pathologists specific to comprehensive genomic profiling in cancer.

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

For many physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with most commercial third-party payors and, therefore, do not have specific coverage decisions from those third-party payors for our products with established payment rates. Currently, most of the commercial third-party payors that reimburse our claims do so based upon the stacked Current Procedural Terminology, or CPT, codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of commercial third-party payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by each third-party payor on a case-by-case basis. We are not currently a participating provider in any state Medicaid program, and, therefore do not have coverage decisions under which our test is covered by these Medicaid programs. We are a participating provider in the Medicare program, but we do not have a coverage decision. At the end of 2013, we began the process of submitting claims for our tests to Medicare. We may also negotiate rates with patients, if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months or at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

We currently recognize revenue on a cash basis from most commercial third-party payors and from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from their third-party payors because the payment is not fixed or determinable and collectability is not reasonably assured, as a result of the fact that we do not have coverage decisions in place and have a limited history of collecting claims. We expect to use judgment in assessing whether the fee is fixed or determinable and whether collectability is reasonably assured as we continue to gain payment experience with third-party payors and patients. Costs associated with performing tests are recorded as tests are processed. These costs are recorded regardless of when or whether revenue is recognized with respect to those tests. Because we currently recognize revenue on a cash basis from most commercial third-party payors, the costs of those FoundationOne and FoundationOne Heme tests are recognized in advance of any associated revenues. Due to the increasing period-to-period test volumes that we have observed to date, our revenue from these payors is lower and our net loss is higher than if we were recognizing revenue from these payors on an accrual basis in the period during which the work was performed and costs were incurred.

There are currently no local or national coverage decisions that determine whether and how our tests are covered by Medicare. In the absence of national coverage decisions, local Medicare contractors that administer the Medicare program in various regions have some discretion in determining coverage and, therefore, payment for tests. For example, while one leading Medicare contractor covering another region issued a decision to cover well-validated comprehensive genomic profiles for cancer effective July 2015, our local Medicare contractor has not yet elected to follow the same standards for determining coverage at this time. Our local Medicare contractor, who would process our claims on behalf of Medicare, initially requested that we not submit claims for FoundationOne tests provided to Medicare patients while the contractor assessed the appropriate coverage and payment for FoundationOne as a whole. Based on the volume of our Medicare claims, we began the process of submitting claims to Medicare in November 2013, but we have not generated any revenue from Medicare for our FoundationOne or FoundationOne Heme tests to date. As a result, our net loss is higher than if we were recognizing revenue from the sale of our products for patients covered by Medicare. FoundationOne and FoundationOne Heme tests for patients covered by Medicare represented approximately 31% and 32% of total tests reported to physicians in the United States during the six months ended June 30, 2015 and 2014, respectively.

We are seeking a positive coverage determination from our Medicare contractor, which, if obtained, will establish a standard for the reimbursement for our Medicare claims. At the end of 2013, we commenced the process of submitting claims to Medicare for FoundationOne tests provided to Medicare patients, and subsequently during the first quarter of 2014 we commenced the process of submitting claims to Medicare for FoundationOne Heme tests provided to Medicare patients. As of June 30, 2015, we have not been reimbursed by our Medicare contractor for any of the claims that we have submitted, and we are in the process of appealing these unpaid claims. In the future, our Medicare contractor may issue a negative coverage determination for FoundationOne and/or FoundationOne Heme that would apply to future claims or may defer processing a claim pending a coverage or payment determination. If a claim is paid by our Medicare contractor, either upon acceptance of the claim or following a successful appeal of a denied claim, we will generate revenue from Medicare for our testing.

We expect that our current lack of significant coverage decisions and the general uncertainty around reimbursement for our products will continue to negatively impact our revenue and earnings, both because we will not recognize revenue for tests performed, particularly if FoundationOne and FoundationOne Heme test volumes continue to increase period-to-period, and because the absence of Medicare or other significant coverage decisions may lead physicians to not order a meaningful number of tests. Following our achievement of a coverage decision from a commercial third-party payor or a government payor or once we have a sufficient history of claims collections with any such payor that we conclude the fee for FoundationOne and FoundationOne Heme tests for individuals insured by such payor is sufficiently fixed or determinable and collectability is reasonably assured, we will begin to recognize revenue from such payor on an accrual basis. As of June 30, 2015, we had cash and cash equivalents of approximately $263.6 million. If we are not able to obtain coverage decisions from additional commercial third-party payors and government payors over the longer term, and our available cash balances and cash flows from operations are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all, and may be subject to the prior consent of Roche pursuant to our Investor Rights Agreement with Roche Holdings, Inc., dated January 11, 2015, or the Investor Rights Agreement.

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

Certain of our arrangements include multiple deliverables. We analyze multiple-element arrangements based on the guidance in ASC 605-25. Pursuant to the guidance in ASC 605-25, we evaluate multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered items have value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered items and delivery or performance of the undelivered items is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, development and commercialization capabilities of a third party and the availability of the associated expertise in the general marketplace. In addition, we consider whether the other party in the arrangement can use the other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered elements.

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 is applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price, since we generally do not have VSOE or TPE of selling price for our units of accounting under multiple-element arrangements. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting. We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting.

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered items as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Generally, once a substantive milestone has been achieved, we will recognize revenue related to that milestone using a proportional performance model over the period which the unit of accounting is delivered or based on the level of effort expended to date over the total expected effort, whichever is considered the most appropriate measure of performance. Revenue from commercial milestone payments are accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

We also recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

For some multiple-element arrangements, we are reimbursed for either all or a portion of the research and development costs incurred. We perform research and development services as part of our revenue activities and, therefore, believe such activities are a part of our primary business. Therefore, we record these reimbursements as revenue in the statement of operations using a proportional performance model over the period which the unit of accounting is delivered or based on the level of effort expended to date over the total expected effort, whichever is considered the most appropriate measure of performance.

We expect our revenue to increase over time as we expand our commercial efforts within the United States, and outside the United States pursuant to our Ex-U.S. Commercialization Agreement with F. Hoffmann-La Roche Ltd, a wholly-owned subsidiary of Roche, dated January 11, 2015. Positive reimbursement decisions from additional commercial third-party payors and government payors, such as Medicare and Medicaid, would eliminate much of the uncertainty around payment and, should allow us to recognize revenue earlier and increase our overall revenue growth and test volume growth from ordering physicians within the United States. We also expect to grow our biopharmaceutical customer base. Over time, we expect that our revenue from ordering physicians within and outside of the United States will significantly exceed revenue from our biopharmaceutical customers, given the higher percentage of patients with cancer who are treated outside of clinical trial settings.

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

Costs associated with performing tests are recorded as tests are processed. These costs are recorded regardless of whether revenue is recognized with respect to those tests. Because we currently recognize revenue on a cash basis from most commercial third-party payors and patients who make co-payments, pay deductibles or pay other amounts that we have been unable to collect from their insurers, the costs of those tests are often recognized in advance of any associated revenues.

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

During the three months ended June 30, 2015 and 2014, our selling and marketing expenses represented approximately 56% and 49% of our total revenue, respectively, and during the six months ended June 30, 2015 and 2014, selling and marketing expenses represented approximately 54% and 50% of our total revenue, respectively. We expect our sales and marketing expenses to continue to increase in absolute dollars as we expand our sales force, grow our client service infrastructure, and increase our marketing and medical affairs activities to drive further awareness and adoption of FoundationOne, FoundationOne Heme, and any future products we may develop.

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

We expect that our general and administrative expenses will continue to increase, primarily due to the costs associated with increased infrastructure and headcount, as well as the costs associated with fulfilling our obligations under the Roche transaction. These costs include additional legal and accounting expenses, higher directors’ and officers’ insurance premiums, and an increase in billing costs related to our anticipated increase in revenues.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of new products and services for use in molecular information, immunotherapy, circulating tumor DNA and companion diagnostics, significant product improvements, clinical trials to evaluate the clinical utility of FoundationOne and FoundationOne Heme, the development of our FoundationCORE knowledgebase, and the development of technology tools such as ICE 2. Costs to develop our technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs. Our research and development activities include the following costs:

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

Other income (expense), net

Other income (expense) includes interest income and interest expense. Interest income results from interest earned on our cash and cash equivalents. During the three and six months ended June 30, 2015 and 2014, interest income was not material. Interest expense consists primarily of interest expense on our loan balance and the amortization of debt discounts. Our loan balance was paid in full during the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$18,309	$14,253	$4,056	28%
Related-party revenue from Roche	4,149	243	3,906	1,607%

Total revenue	22,458	14,496	7,962	55%

Costs and expenses
Cost of revenue	8,950	6,619	2,331	35%
Selling and marketing	12,542	7,170	5,372	75%
General and administrative	23,769	5,825	17,944	308%
Research and development	10,256	8,645	1,611	19%

Total costs and expenses	55,517	28,259	27,258	96%

Loss from operations	(33,059)	(13,763)	(19,296)	(140%)
Other income (expense):
Interest income	9	2	7	350%
Interest expense	—	(18)	18	100%

Total other income (expense), net	9	(16)	25	156%

Net loss	$(33,050)	$(13,779)	$(19,271)	(140%)

Revenue

Total revenue increased to $22.5 million for the three months ended June 30, 2015 from $14.5 million during the three months ended June 30, 2014. Revenue from FoundationOne and FoundationOne Heme tests reported to our ordering physicians increased to $12.4 million for the three months ended June 30, 2015 from $9.4 million for the three months ended June 30, 2014. The increase was driven by our growing test volumes and expanded commercialization efforts. The increase in revenue from our biopharmaceutical customers to $10.0 million for the three months ended June 30, 2015 from $5.1 million for the three months ended June 30, 2014 resulted from increased business development activity among our new and existing biopharmaceutical customers, including $4.1 million in revenue from our R&D collaboration agreement with Roche.

During the three months ended June 30, 2015, we reported 8,846 tests to ordering physicians, including 1,037 FoundationOne Heme tests, as compared to 5,908 tests reported during the three months ended June 30, 2014, including 948 FoundationOne Heme tests. We also reported 1,451 tests to our biopharmaceutical customers during the three months ended June 30, 2015, as compared to 1,261 tests during the three months ended June 30, 2014.

The average revenue per test for clinical use that met our revenue recognition criteria during the three months ended June 30, 2015 was approximately $3,400. This average revenue per test does not include 2,356 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare, 56 tests that were reported and not billed, and 4,176 tests that were reported and billed to commercial third-party payors during the period but were not paid during the period. This average revenue per test includes 1,440 tests reported in prior periods for which revenue was recognized during the three months ended June 30, 2015.

The average revenue per test for clinical use that met our revenue recognition criteria during the three months ended June 30, 2014 was approximately $3,600. This average revenue per test does not include 1,594 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare and for which claims were not submitted, 62 tests that were reported and not billed, and 2,546 tests that were reported and billed to commercial third-party payors during the period but were not paid during the period. This average revenue per test includes 907 tests reported in prior periods for which revenue was recognized during the three months ended June 30, 2014.

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

The cumulative number of FoundationOne and FoundationOne Heme tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 15,713 and 13,222, respectively, as of June 30, 2015. If commercial third-party payors or government payors agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,700 and $3,200 for the three months ended June 30, 2015 and 2014, respectively. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time. Approximately $7.2 million and $2.8 million of our biopharmaceutical revenue for the three months ended June 30, 2015 and 2014, respectively, represented payments under contracts with multiple element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Cost of revenue increased to $9.0 million for the three months ended June 30, 2015 from $6.6 million for the three months ended June 30, 2014. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, and higher depreciation expense related to new equipment purchases. During the three months ended June 30, 2015 and 2014, our cost of revenue represented approximately 40% and 46% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Selling and Marketing Expenses

Selling and marketing expenses increased to $12.5 million for the three months ended June 30, 2015 from $7.2 million for the three months ended June 30, 2014. The increase was primarily due to an increase of $2.2 million in personnel-related costs related to new employees in our sales, marketing, client service, and reimbursement departments to support increased volume, a $1.9 million increase in marketing costs, and a $0.4 million increase in travel-related costs.

General and Administrative Expenses

General and administrative expenses increased to $23.8 million for the three months ended June 30, 2015 from $5.8 million for the three months ended June 30, 2014. The increase was primarily due to $14.4 million in advisor fees related to closing the Roche transaction, a $1.7 million increase in personnel costs to support and expand our legal, finance, and human resources infrastructure, a $1.0 million increase in rent and other facilities costs, and a $0.7 million combined increase in legal, consulting, audit, and billing fees.

Research and Development Expenses

Research and development expenses increased to $10.3 million for the three months ended June 30, 2015 from $8.6 million for the three months ended June 30, 2014. The increase was due to a $0.8 million increase in laboratory supply costs, including reagents utilized in research and development activities, a $0.6 million increase in laboratory management expenses, and a $0.3 million increase in employee and contractor-related expenses.

Other income (expense), net

Other income (expense) includes interest income and interest expense. Interest income was $9,000 and $2,000 for the three months ended June 30, 2015 and 2014, respectively. Interest expense was $0 and $18,000 for the three months ended June 30, 2015 and 2014, respectively. The decrease in interest expense was due to the elimination of our outstanding loan balance, as the loan amount was paid in full in December 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$37,604	$25,431	$12,173	48%
Related-party revenue from Roche	4,149	520	3,629	698%

Total revenue	41,753	25,951	15,802	61%

Costs and expenses
Cost of revenue	17,866	11,910	5,956	50%
Selling and marketing	22,363	12,860	9,503	74%
General and administrative	32,611	11,525	21,086	183%
Research and development	18,944	15,560	3,384	22%

Total costs and expenses	91,784	51,855	39,929	77%

Loss from operations	(50,031)	(25,904)	(24,127)	(93%)
Other income (expense):
Interest income	16	7	9	129%
Interest expense	—	(48)	48	100%

Total other income (expense), net	16	(41)	57	139%

Net loss	$(50,015)	$(25,945)	$(24,070)	(93%)

Revenue

Total revenue increased to $41.8 million for the six months ended June 30, 2015 from $26.0 million during the six months ended June 30, 2014. Revenue from FoundationOne and FoundationOne Heme tests reported to our ordering physicians increased to $23.5 million for the six months ended June 30, 2015 from $16.5 million for the six months ended June 30, 2014. The increase was driven by our growing test volumes and expanded commercialization efforts. The increase in revenue from our biopharmaceutical customers to $18.2 million from $9.4 million for the six months ended June 30, 2015 and 2014, respectively, resulted from increased business development activity among our new and existing biopharmaceutical customers, including $4.1 million in revenue from our R&D collaboration with Roche.

During the six months ended June 30, 2015, we reported 16,700 tests to ordering physicians, including 2,006 FoundationOne Heme tests, as compared to 10,610 tests reported during the six months ended June 30, 2014, including 1,663 FoundationOne Heme tests. We also reported 3,047 and 2,112 tests to our biopharmaceutical customers during the six months ended June 30, 2015 and 2014, respectively.

The average revenue per test for clinical use that met our revenue recognition criteria during the six months ended June 30, 2015 was approximately $3,400. This average revenue per test does not include 4,378 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare, 121 tests that were reported and not billed, and 7,062 tests that were reported and billed to commercial third-party payors during the period but which were not paid during the period. This average revenue per test includes 1,820 tests reported in prior periods for which revenue was recognized during the six months ended June 30, 2015.

The average revenue per test for clinical use that met our revenue recognition criteria during the six months ended June 30, 2014 was approximately $3,500. This average revenue per test does not include 2,747 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare and for which claims were not submitted, 181 tests that were reported and not billed, and 4,246 tests that were reported and billed to commercial third-party payors during the period but were not paid during the period. This average revenue per test includes 1,293 tests reported in prior periods for which revenue was recognized during the six months ended June 30, 2014.

Our average revenue per test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from most commercial third-party payors and from patients who make co-payments, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of coverage decisions, we have been reasonably successful in securing reimbursement from many commercial third-party payors for tests reported in prior periods. With respect to tests reported for patients covered by Medicare, we commenced the process of submitting claims to Medicare for these tests in November 2013 and have not yet been reimbursed for these claims. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed or determinable and collectability is not reasonably assured, we do expect to record revenue in the future for some of the tests reported in this period. However, it is difficult to predict future revenue from previously reported FoundationOne and FoundationOne Heme tests because we are in an early stage of commercialization and we have limited payment history. As a result, we cannot be certain that the revenue per test we recognize in the future will equal or exceed the average revenue per test reported above.

The cumulative number of FoundationOne and FoundationOne Heme tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 15,713 and 13,222, respectively, as of June 30, 2015. If commercial third-party payors or government payors agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,800 and $3,400 for the six months ended June 30, 2015 and 2014, respectively. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time. Approximately $11.4 million and $5.7 million of our biopharmaceutical revenue for the six months ended June 30, 2015 and 2014, respectively, represented payments under contracts with multiple element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Cost of revenue increased to $17.9 million for the six months ended June 30, 2015 from $11.9 million for the six months ended June 30, 2014. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, and higher depreciation expense related to new equipment purchases. During the six months ended June 30, 2015 and 2014, our cost of revenue represented approximately 43% and 46% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Selling and Marketing Expenses

Selling and marketing expenses increased to $22.4 million for the six months ended June 30, 2015 from $12.9 million for the six months ended June 30, 2014. The increase was primarily due to an increase of $4.3 million in personnel-related costs related to new employees in our sales, marketing, client service, and reimbursement departments to support increased volume, a $3.3 million increase in marketing costs, and a $0.8 million increase in travel-related costs.

General and Administrative Expenses

General and administrative expenses increased to $32.6 million for the six months ended June 30, 2015 from $11.5 million for the six months ended June 30, 2014. The increase was primarily due to $14.4 million in advisor fees related to closing the Roche transaction, a $2.2 million increase in personnel costs to support and expand our legal, finance, and human resources infrastructure, a $1.9 million combined increase in legal, consulting, audit, and billing fees, a $1.6 million increase in rent and other facilities costs, and a $0.9 million increase in stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased to $18.9 million for the six months ended June 30, 2015 from $15.6 million for the six months ended June 30, 2014. The increase was primarily due to a $1.7 million increase in laboratory supply costs, including reagents utilized in research and development activities, and a $1.3 million increase in employee and contractor-related expenses.

Other income (expense), net

Other income (expense) includes interest income and interest expense. Interest income was $16,000 and $7,000 for the six months ended June 30, 2015 and 2014, respectively. Interest expense was $0 and $48,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease in interest expense was due to the elimination of our outstanding loan balance, as the loan amount was paid in full in December 2014.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of June 30, 2015, we had an accumulated deficit of $192.0 million.

We have funded our operations principally from the sale of common stock, preferred stock and revenue from clinical testing and our biopharmaceutical partners. Since we have received only a few coverage decisions for FoundationOne or FoundationOne Heme from commercial third-party payors and have a limited history of collecting claims, we currently recognize revenue on a cash basis from most commercial third-party payors. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. In addition, FoundationOne and FoundationOne Heme are not currently covered by Medicare, and we have not received payment on the claims we have submitted to Medicare. If commercial third-party payors or government payors agree to pay us for any of these tests in the future, we would recognize revenue for any such tests in the period in which our revenue recognition criteria are met.

As of June 30, 2015, we had cash and cash equivalents of approximately $263.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in money market mutual funds consisting of U.S. government-backed securities.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(48,163)	$(23,657)
Investing activities	(9,924)	(2,969)
Financing activities	249,603	(613)

Net increase (decrease) in cash and cash equivalents	$191,516	$(27,239)

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $48.2 million for the six months ended June 30, 2015 compared to $23.7 million for the six months ended June 30, 2014. The increase in cash used in operating activities was driven primarily by an increase in net loss of $24.1 million, which included $14.4 million in advisor fees related to closing the Roche transaction, and a $3.2 million increase in cash utilized to support working capital requirements, partially offset by an increase in stock-based compensation expense of $1.9 million, and an increase in depreciation and amortization expense of $0.6 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $9.9 million and primarily consisted of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2014 was $3.0 million and consisted solely of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $249.6 million and consisted of $245.4 million of proceeds received from the issuance of common stock related to the Roche transaction, net of issuance costs, as well as $4.2 million from the exercise of stock options during the period. Net cash used in financing activities for the six months ended June 30, 2014 was $0.6 million and was comprised of $0.8 million of loan principal payments, offset by $0.2 million of proceeds from the exercise of stock options.

Operating Capital Requirements

We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to expand our sales force, increase our marketing efforts to drive market adoption of FoundationOne and FoundationOne Heme, invest in clinical trials, innovate our molecular information platform, and develop new product offerings. Our liquidity requirements have and will continue to consist of selling and marketing expenses, research and development expenses, capital expenditures, working capital and general corporate expenses. If demand for our products continues to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements will also increase in order to build additional capacity. We expect that our planned expenditures will be funded from our ongoing operations and from our existing cash and cash equivalents.

In April 2015, the Roche transaction was consummated and we received an additional $250.0 million in gross proceeds from the sale of 5,000,000 shares of common stock to Roche at a price of $50.00 per share. Based on our current business plan, we believe our cash and cash equivalents as of June 30, 2015 and anticipated cash flows from operations will be sufficient to meet our anticipated cash requirements over the next 12 months and for the foreseeable future. We may consider raising additional capital to pursue strategic investments or for other reasons, subject to certain consent rights of Roche contained in our Investor Rights Agreement. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our selling and marketing activities and continue to invest in new product offerings. If sales of our products grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not completely offset increases in accounts receivable, which could result in greater working capital requirements.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors, increased competition from other providers of molecular diagnostic tests or other risks described in Part II, Item 1A. “Risk Factors” in this Quarterly Report and our prior filings with the SEC, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of equity, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations, and certain of these transactions will be subject to the prior consent of Roche as set forth in our Investor Rights Agreement. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

These estimates are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report and prior filings with the SEC. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations as of June 30, 2015 that have changed significantly since December 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2014, but omitted below, represent those that have not changed significantly since that date.

	Total	2015	2016-2017	2018-2019	Thereafter
	(in thousands)
Operating lease obligations (1)	$35,902	$3,008	$12,818	$13,422	$6,654

(1)	In March 2015, we leased 38,411 square feet for office space in Cambridge, Massachusetts under an operating lease that expires in August 2020.

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

There have been no material changes to our critical accounting policies from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, except as related to multiple-element revenue recognition as a result of the Roche transaction discussed in detail throughout this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There were no material changes during the quarter ended June 30, 2015 with respect to the information appearing in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company, from time to time, is party to litigation arising in the ordinary course of its business. As of June 30, 2015, the Company is not currently a party to any litigation.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as updated in this Quarterly Report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Risks Relating to Our Business and Strategy

We may not be able to generate sufficient revenue from FoundationOne, FoundationOne Heme, or our relationships with our biopharmaceutical partners to achieve and maintain profitability.

We believe our commercial success is dependent upon our ability to successfully market and sell our first molecular information products, FoundationOne for solid tumors and FoundationOne Heme for blood-based cancers, or hematologic malignancies, to physicians in clinical practice, to continue to expand our current relationships and develop new relationships with biopharmaceutical partners, and to develop and commercialize new molecular information products. The demand for FoundationOne and FoundationOne Heme may decrease or may not continue to increase at historical rates for a number of reasons, including among others increased competition from companies that offer similar molecular information products. In addition, FoundationOne and FoundationOne Heme only have coverage decisions from a few commercial third-party payors and do not yet have coverage contracts with or coverage decisions from most commercial third-party payors or any government payors, including Medicare. Certain other commercial third-party payors have declined to reimburse FoundationOne or FoundationOne Heme because they have designated our products as experimental and investigational. The experimental and investigational designation is customarily assigned to a product or service by a third-party payor pending the development of clinical information deemed sufficient by a third-party-payor to support a positive coverage decision. During this assessment period our products do not have the benefit of a positive coverage decision or a coverage contract from these third-party payors, resulting, in the aggregate, in a material loss of revenue to us. We have experienced early revenue growth from the sale of each of FoundationOne and FoundationOne Heme to physicians, principally since their formal commercial launches in June 2012 and December 2013, respectively. We may not be able to continue revenue growth or maintain existing revenue levels for a number of reasons, including because lack of positive coverage decisions or coverage contracts from government or third-party payors may make it less likely that physicians will order FoundationOne and FoundationOne Heme.

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

If our sole laboratory facility becomes damaged or inoperable, if we are required to vacate our laboratory facility, or if our construction of additional laboratory space is delayed or never completed, our ability to conduct our genomic analyses, pursue our research and development efforts or our companion diagnostics partnerships and fulfill our contractual obligations may be jeopardized.

We currently derive substantially all of our revenue from tests conducted at a single laboratory facility located in Cambridge, Massachusetts. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, or terrorism, which may render it difficult or impossible for us to operate our molecular information platform for some period of time. The inability to perform our molecular tests or to reduce the backlog of analyses that could develop if our facility is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming, and expensive to rebuild our facility or license or transfer our proprietary technology to a third-party, particularly in light of the licensure and accreditation requirements for a commercial laboratory like ours. Even in the unlikely event we are able to find a third party with such qualifications to enable us to conduct our molecular tests, we may be unable to negotiate commercially reasonable terms.

We are building additional laboratory space at our corporate headquarters to support the development of companion diagnostic tests and new product development, including the development of a circulating tumor DNA assay. Our R&D collaboration agreement with Roche contemplates that we will collaborate with Roche on multiple programs related to the development of products and services for use in molecular information, immunotherapy, circulating tumor DNA and companion diagnostics. If we are delayed in building new laboratory space to support these development efforts, or if we never complete construction and validation, this delay could result in our inability to meet agreed upon timelines with certain of our biopharmaceutical partners, including Roche, which could cause us to breach our agreements or result in harm to our business and reputation. In addition, if we are delayed in building this additional laboratory space, or if we never complete construction and validation, this delay could impact our ability to develop and launch new products, which could adversely affect our business, financial condition and results of operations. Our ex-U.S. commercialization agreement with Roche contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing of FoundationOne and FoundationOne Heme in Europe and Asia. If we are unable to build, or are delayed in building, this new laboratory space to support Roche’s commercialization efforts of our tests outside of the United States, this could result in our inability to meet certain contractual obligations to Roche and could result in a delay in launching or failure to launch in certain territories.

We carry insurance for damage to our property and laboratory and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses, and may not continue to be available to us on acceptable terms, if at all.

The molecular diagnostic industry is subject to rapidly changing technology, which could make our molecular information platform, FoundationOne, FoundationOne Heme, and other products we develop obsolete.

Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements, and evolving industry standards, all of which could make our molecular information platform, FoundationOne, FoundationOne Heme, and the other molecular information products we are developing obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of genomic information, including methods used by our competitors, such as diagnostic testing of circulating tumor DNA. We must continuously enhance our molecular information platform and develop new products to keep pace with evolving standards of care. If we do not update our molecular information platform to reflect new scientific knowledge about cancer biology, information about new cancer therapies, or relevant clinical trials, our molecular information platform could become obsolete and sales of FoundationOne, FoundationOne Heme, and any new products could decline, which would have a material adverse effect on our business, financial condition, and results of operations.

If we cannot compete successfully with our competitors, including new entrants in the market, we may be unable to increase or sustain our revenue or achieve and sustain profitability.

Personalized genomic diagnostics is a new area of science, and we face intense competition from companies that offer products or have conducted research to profile genes and gene expression in various cancers. Our principal competition comes from diagnostic companies that offer molecular diagnostic tests that capture only a single-marker or test panels that capture a limited number of the most well-known gene alterations, which are also known as hotspot panel tests, as well as academic research centers, diagnostic companies and next-generation sequencing, or NGS, platform developers that are offering or developing NGS-based testing. In addition, there are an increasing number of sophisticated commercial competitors who are selling hot spot panel or NGS-based tests that they are marketing as comparable to, and/or more cost effective than, FoundationOne and FoundationOne Heme.

Our competitors include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, Molecular Health, Caris Life Sciences, Guardant Health, Paradigm, NeoGenomics Laboratories, as well as companies such as Abbott Laboratories, Qiagen N.V., and Sequenom, Inc. that manufacture or may manufacture diagnostic testing kits. In addition, companies such as Genomic Health, Inc. and Myriad Genetics, Inc. have well-established commercial organizations that sell molecular diagnostic tests for cancer to physicians and may develop tests which compete with FoundationOne or FoundationOne Heme. Recently, the competitors have been increasingly marketing their tests as comparable to, and/or more cost effective than, FoundationOne and FoundationOne Heme, and if such marketing strategies are successful, they could result in physicians determining not to order our molecular information products which, in turn, would have an adverse effect on our results of operations.

Many hospitals and academic medical centers may also seek to perform the type of molecular testing we perform at their own facilities. As such, our competition may include entities such as the MD Anderson Cancer Center, Memorial Sloan-Kettering Cancer Center, University of Michigan, Baylor Medical Genetics Laboratories, Washington University in St. Louis, University of Washington, and other academic hospitals and research centers.

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

Because our proprietary molecular information platform consists largely of trade-secret protected technology and know-how and has only limited patent protection, new and existing companies could seek to develop molecular tests that compete with ours. These competitors could have technological, financial, and market access advantages that are not currently available to us. Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We anticipate growth in our business operations, including the addition of new laboratory and office space currently under construction. This future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations, quality control, customer service, and sales force management. We may not be able to maintain the quality or expected turnaround times of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and managerial controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations.

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

Doing business internationally involves a number of risks, including:

•	multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	failure by us, Roche or our distributors to obtain regulatory approvals for the sale and use of our products in various countries;

•	any decisions by us or our distributors to terminate our distribution relationships in various countries;

•	additional, potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;

•	logistics and regulations associated with preparing, shipping, importing and exporting tissue samples, including infrastructure conditions, transportation delays and customs;

•	limits in our ability to penetrate international markets if we are not able to conduct our molecular tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions; and

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distribution activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, including its books and records provisions, or its anti-bribery provisions.

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

There is currently no national coverage decision that determines whether and how our tests are covered by Medicare. In the absence of a national coverage determination, local MACs that administer the Medicare program in various regions have some discretion in determining coverage and, therefore, payment for tests. At the time FoundationOne was launched in 2012, our local MAC, National Government Services, initially requested that we not submit claims for services provided to Medicare patients while the MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013.

We are submitting claims to National Government Services using a miscellaneous Current Procedural Terminology, or CPT, code. When submitting claims for services or procedures that do not have specific CPT codes, providers may submit those claims using a CPT code, referred to as the miscellaneous CPT code, to provide the means of reporting and tracking services and procedures until a more specific CPT code is established. We are not submitting claims to CMS using stacked CPT codes in the manner currently used in submitting claims to commercial third-party payors. The use of a miscellaneous CPT code for claims submitted to CMS may decrease the likelihood of reimbursement given that a miscellaneous CPT code is a single CPT code that does not represent an identified service or procedure. We have not received any payments for FoundationOne or FoundationOne Heme provided to patients covered by Medicare to date. If CMS does not issue a positive national coverage determination, or National Government Services does not issue a local coverage determination, with respect to FoundationOne and/or FoundationOne Heme, or if National Government Services denies reimbursement of FoundationOne and/or FoundationOne Heme, withdraws its coverage policies after reimbursement is obtained, reviews and adjusts the rate of reimbursement, or stops paying for FoundationOne and/or FoundationOne Heme altogether, our revenue and results of operations would be adversely affected both because we will not receive revenue for tests performed but also because physicians may be less likely to order a test for a patient if the test is not subject to a coverage determination such that the patient could ultimately be responsible for all or substantially all of the cost of the test.

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

Commercial third-party payors and government payors are increasingly attempting to contain healthcare costs by demanding price discounts and limiting both coverage on which diagnostic products they will pay for and the amounts that they will pay for new molecular diagnostic products. Because of the cost-containment trends, commercial third-party payors and government payors that currently provide reimbursement for, or in the future cover, FoundationOne and/or FoundationOne Heme may reduce, suspend, revoke, or discontinue payments or coverage at any time, including those payors that designate FoundationOne and/or FoundationOne Heme as experimental and investigational. The percentage of submitted claims that are ultimately paid, the length of time to receive payment on claims, and the average reimbursement of those paid claims, is likely to vary from period to period.

As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as FoundationOne and FoundationOne Heme, will be eligible for coverage by commercial third-party payors and government payors or, if eligible for coverage, what the reimbursement rates will be for these products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products will be approved in the future. We have had claims for reimbursement denied by certain commercial third-party payors, in some cases because they have designated FoundationOne and FoundationOne Heme as experimental and investigational. In addition, in March 2015, Palmetto GBA, a Medicare administrative contractor published a final local coverage determination outlining guidelines for coverage of well-validated comprehensive genomic profiles for cancer, which we believe would include FoundationOne, for patients diagnosed with non-small cell lung cancer. However, to date, our local MAC, National Government Services, has elected not to follow these guidelines from Palmetto GBA and, as a result, FoundationOne does not have a coverage decision for this subset or any other subset of patients with cancer. Reimbursement of NGS-based cancer products by commercial third-party payors and government payors may depend on a number of factors, including a payor’s determination that FoundationOne, FoundationOne Heme, or products enabled by our molecular information platform are:

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

In addition, we are currently considered a “non-contracted provider” by all but a few commercial third-party payors because we have not entered into specific contracts to provide FoundationOne and/or FoundationOne Heme to their covered patients, and as a result we take on primary responsibility for obtaining reimbursement on behalf of patients. If we were to become a contracted provider with additional commercial third-party payors in the future, the amount of overall reimbursement we receive may decrease if we were to be reimbursed less money per test performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenue. Further, we may be unable to collect payments from patients beyond that which is paid by their coverage, and will experience lost revenue as a result.

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

Under the risk-based approach described in the draft guidance documents, the FDA would rely upon its existing medical device classification system to evaluate the risk of LDTs. Subject to certain limited exemptions, the FDA would require that laboratories providing LDTs, within six months after the guidance documents are finalized, comply with (i) either a new notification procedure in which the laboratory must provide the FDA with certain basic information about each LDT offered by their laboratory or the FDA’s device registration and listing requirements, and (ii) the medical device reporting requirements for LDTs offered by that laboratory. The FDA’s premarket review requirements would begin twelve months after finalization of the guidance documents for the highest risk tests, including LDTs with the same intended use as a companion diagnostic or LDTs with the same intended use as an FDA-approved Class III medical device. Premarket review would begin immediately for newly developed LDTs in this highest-risk group. Premarket review for other LDTs classified as high-risk by the FDA would be phased in over the next four years and the FDA expects to announce the priority list for premarket review for the remaining Class III LDTs within 24 months from finalization of this guidance. The FDA identified certain tests as higher risk, including LDTs that act like companion diagnostics, LDTs that screen for serious diseases or conditions for use in asymptomatic patients with no other available confirmatory diagnostic product or procedure, and LDTs for certain infectious diseases with high-risk intended uses. Such higher risk LDTs would likely receive higher priority during the phased-in enforcement period.

Premarket review of moderate-risk (Class II) LDTs would be phased-in over a period of four years following completion of the premarket review period for LDTs classified as high-risk. If classified as Class III medical devices, our tests would likely be required to be approved by the FDA under a premarket approval application or PMA, which must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the subject product, typically including the results of human clinical trials that demonstrate the clinical utility of our tests.

If classified as Class II medical devices, we would need to submit premarket notifications or 510(k)s that demonstrate that our tests are substantially equivalent in technological characteristics and intended use to legally marketed predicate devices. If we are unable to identify an appropriate predicate that is substantially equivalent to our device, we would be required to submit a PMA or a de novo reclassification request.

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

The FDA’s draft guidance documents for LDTs were published on October 3, 2014, and the FDA accepted comments from the public through February 2, 2015. The FDA will consider such comments before deciding whether to issue final guidance documents implementing the same or a modified version of the regulatory approach described in the draft guidance documents. While there is no time frame in which the FDA must issue final guidance documents, the FDA included a final guidance on its framework for regulating LDTs as part of a list of priority guidance documents it intends to issue in fiscal year 2015, which ends September 2015. At the same time, legislative proposals have been introduced in Congress or publicly circulated, each of which would implement differing approaches to the regulation of LDTs. We cannot predict whether any of these legislative proposals will be enacted into law or the impact such new legal requirements would have on our business.

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

Our FoundationOne and FoundationOne Heme reports delivered to physicians provide information regarding FDA-approved therapies and clinical trials that oncologists may use in making treatment decisions for their patients. We make members of our organization available to discuss the information provided in the reports. State laws prohibit the practice of medicine without a license. Our customer service representatives and medical affairs team provide support to our customers, including assistance in interpreting the FoundationOne and FoundationOne Heme report results. A governmental authority or individual actor could allege that the identification of available therapies and clinical trials in our reports and the related customer service we provide constitute the practice of medicine. A state may seek to have us discontinue the inclusion of certain aspects of our reports or the related services we provide or subject us to fine, penalties, or licensure requirements. Any determination that we are practicing medicine without a license may result in significant liability to us.

Risks Related to Our Relationship with Roche

Pursuant to our agreements with Roche, certain development and commercialization decisions for our products are determined by Roche and we do not retain full control, which presents a number of risks including, among others:

•	Roche may conduct multiple product development efforts within areas that are the subject of our collaboration with Roche, and Roche may develop, either alone or with others, products in related fields that are competitive with the current and future products that are the subject of our collaboration with Roche. Competing products, either developed by Roche, or to which Roche has rights, may result in withdrawal of or reduction in Roche’s support for our programs or products, or otherwise impair the development, marketability and commercialization of our products;

•	Collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect or result in the termination or delay of development, regulatory approval or sales of our products, or result in litigation or arbitration;

•	Roche’s interests may not always be aligned with our interests, and Roche may not market our products in the same manner or to the same extent that we would or on the time schedule we currently contemplate, which could adversely affect our business;

•	If our interests come into conflict with those of Roche, Roche may choose to act in its self-interest, which may limit our ability to implement our strategies or result in delays and other obstacles in the development or commercialization of our current and future products;

•	Roche will have control and broad discretion over certain aspects of the commercialization of our products in its territory, and we will have little, if any, influence on how this commercialization will be conducted. This lack of control could cause delays or other difficulties, which may prevent us from receiving any royalty, milestone or other payments, or limit such payments, with respect to such commercialization;

•	Roche may be unable to successfully commercialize our products in its territory, which would negatively impact our revenues and our strategy to develop these products;

•	Any failure by Roche to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of regulatory approvals of our products could adversely affect our revenues or give rise to legal proceedings in which we would be involved;

•	Roche has certain rights to terminate our agreements. If Roche terminates one or more of our agreements, the actual milestone, royalty and other payments that we receive under these agreements may be lower than expected, and our ability to generate revenue under such agreements could be delayed or could cease entirely; and

•	There is no guarantee that the various milestone events set forth in our agreements with Roche will be achieved. To the extent we or Roche do not succeed in developing and commercializing our products, or if we or Roche fail to achieve such milestones, our revenues under these agreements will be limited.

These risks introduce considerable uncertainty regarding the success of our current and future collaborative efforts with Roche. If these efforts fail, our product development or commercialization of new and existing products in various territories could be delayed, and revenues from our current and future products could be adversely affected.

Risks Relating to Our Financial Condition and Capital Requirements

We have a history of net losses. We expect to incur net losses in the future and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including a net loss of $52.2 million in 2014. From our inception in 2009 through June 30, 2015, we had an accumulated deficit of $192.0 million. We expect our losses to continue as a result of ongoing research and development expenses and increased selling and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

Risks Related to Our Common Stock

We expect that our stock price may fluctuate significantly.

There has been a public market for our common stock for only a short period of time. Although our common stock is listed on the NASDAQ Global Select Market, an active public market for our common stock may not be sustained, due to the ownership of a majority of our outstanding stock by Roche and contractual restrictions set forth in the Investor Rights Agreement on Roche’s and our ability to transact our shares.

In addition, the market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	competition from existing products or new products that may emerge;

•	announcements by us, our biopharmaceutical partners, or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public and the revision of any financial estimates and projections that we provide to the public;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;

•	announcement or expectation of additional debt or equity financing efforts;

•	sales of our common stock by us, our insiders, or our other stockholders;

•	the perception of us in the marketplace as an independent entity;

•	the performance of Roche or speculation about the possibility of future actions Roche may take in connection with us; and

•	general economic and market conditions.

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

We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and other offering expenses of approximately $3.0 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 25, 2013 pursuant to Rule 424(b)(4). We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy, and as of June 30, 2015, the remainder of the net proceeds is included as cash and cash equivalents.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: August 7, 2015	By:	/s/ Michael J. Pellini, M.D.
Michael J. Pellini, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)

Exhibit No.	Exhibit Index

2.1	Transaction Agreement, by and between the Company and Roche Holdings, Inc., dated January 11, 2015 (1)

4.1	Investor Rights Agreement, by and between the Company and Roche Holdings, Inc., dated January 11, 2015 (1)

4.2	Amendment to Second Amended and Restated Investors’ Rights Agreement, by and between the Company and the Investors named therein, dated January 11, 2015 (1)

10.1	Tax Sharing Agreement, by and between the Company and Roche Holdings, Inc., dated January 11, 2015 (1)

10.2	Collaboration Agreement, by and among the Company, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated January 11, 2015 (2)

10.3	Ex-U.S. Commercialization Agreement, by and between the Company and F. Hoffmann-La Roche Ltd, dated January 11, 2015 (2)

10.4	U.S. Education Collaboration Agreement, by and between the Company and Genentech, Inc., dated January 11, 2015 (2)

10.5	Binding Term Sheet for an In Vitro Diagnostics Collaboration, by and between the Company and F. Hoffmann-La Roche Ltd, dated January 11, 2015 (2)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2015 and 2014, (c) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 and (d) the Notes to such Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 12, 2015.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed on February 2, 2015.