Form 10-Q
period 2016-03-31
Foundation Medicine, Inc.
filed 2016-05-03
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of April 29, 2016 was 34,602,596.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our plans or ability to obtain reimbursement for FoundationOne, FoundationOne Heme, and FoundationACT, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

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

•

our ability to generate revenue from sales of products enabled by our molecular information platform to physicians in clinical practice and our biopharmaceutical partners, including our ability to increase adoption of FoundationOne, FoundationOne Heme, and FoundationACT and expand existing or develop new relationships with biopharmaceutical partners;

•	our ability to increase the commercial success of FoundationOne, FoundationOne Heme, and FoundationACT;
•	the outcome or success of our clinical trials;
•	the ability of our molecular information platform to enhance our biopharmaceutical partners’ ability to develop targeted oncology therapies;
•

our ability to comprehensively assess cancer tissue simultaneously for all known genomic alterations across all known cancer-related genes, including our ability to update our molecular information platform to interrogate new cancer genes and incorporate new targeted oncology therapies and clinical trials;

•	our ability to scale our molecular information platform, including the capacity to process additional tests at high specificity and sensitivity as our volume increases;
•	our ability to capture, aggregate, analyze, or otherwise utilize genomic data in new ways;
•	the acceptance of our publications in peer-reviewed journals or our presentations at scientific and medical conference presentations;
•	our plans and ability to expand our laboratory operations;
•

our relationships with our suppliers from whom we obtain laboratory reagents, equipment, or other materials which we use in our molecular information platform, some of which are sole source arrangements;

•	our plans and ability to develop and commercialize new products and improvements to our existing products;
•	anticipated increases in our sales and marketing costs due to expansions in our sales force and marketing activities within and outside of the United States;
•	our ability to operate outside of the United States in compliance with evolving legal and regulatory requirements;
•	our ability to meet future anticipated demand by making additional investments in personnel, infrastructure, and systems to scale our laboratory operations;
•	the expansion of the capabilities of FoundationICE, the newest version of our online Interactive Cancer Explorer portal, and the development and launch of its associated applications;

•

federal, state, and foreign regulatory requirements, including potential United States Food and Drug Administration, or FDA, regulation of FoundationOne, FoundationOne Heme, and FoundationACT, and the other tests performed using our molecular information platform;

•	our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in our molecular information platform;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms;
•

our ability to recognize the benefits of our broad strategic collaboration with affiliates of Roche Holdings, Inc. and Roche’s ability to successfully market and sell our products outside of the United States;

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

FOUNDATION MEDICINE, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2016

FOUNDATION MEDICINE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$86,058	$117,763
Marketable securities	127,441	89,607
Accounts receivable, net of allowance of $171 at March 31, 2016 and December 31, 2015	8,201	7,362
Receivable due from Roche	2,368	403
Inventory	6,743	7,992
Prepaid expenses and other current assets	5,088	6,517
Total current assets	235,899	229,644
Marketable securities	—	24,939
Property and equipment, net	41,104	41,333
Restricted cash	1,395	1,395
Other assets	2,155	678
Total assets	$280,553	$297,989
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,518	$10,469
Accrued expenses and other current liabilities	14,290	12,822
Deferred revenue	1,797	717
Roche related-party deferred revenue	230	3,742
Current portion of deferred rent	2,184	2,146
Total current liabilities	27,019	29,896
Deferred rent, net of current portion and other non-current liabilities	9,801	10,404
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 34,592,610 and 34,513,845 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	492,667	489,480
Accumulated other comprehensive loss	(14)	(178)
Accumulated deficit	(248,923)	(231,616)
Total stockholders’ equity	243,733	257,689
Total liabilities and stockholders’ equity	$280,553	$297,989

The accompanying notes are an integral part of these condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$17,423	$19,295
Related-party revenue from Roche	12,955	—
Total revenue	30,378	19,295
Costs and expenses:
Cost of revenue	10,028	8,916
Cost of Roche related-party revenue	1,362	—
Selling and marketing	13,793	9,821
General and administrative	9,224	8,842
Research and development	13,456	8,688
Total costs and expenses	47,863	36,267
Loss from operations	(17,485)	(16,972)
Other income:
Interest income	178	7
Total other income	178	7
Net loss	$(17,307)	$(16,965)
Other comprehensive income:
Unrealized gain on available-for-sale securities	164	—
Total other comprehensive income	164	—
Comprehensive loss	$(17,143)	$(16,965)
Net loss per common share, basic and diluted	$(0.50)	$(0.59)
Weighted-average common shares outstanding, basic and diluted	34,537,007	28,609,345

The accompanying notes are an integral part of these condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(17,307)	$(16,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,069	2,206
Stock-based compensation expense	3,039	1,688
Amortization of premiums and discounts on marketable securities	78	—
Changes in operating assets and liabilities:
Accounts receivable	(839)	(779)
Receivable from Roche	(1,965)	—
Inventory	1,249	316
Prepaid expenses and other current assets	1,429	(398)
Other assets	23	(75)
Accounts payable	2,582	(991)
Accrued expenses and other current liabilities	1,664	3,918
Deferred rent and other non-current liabilities	(563)	320
Deferred revenue	1,080	(157)
Roche related-party deferred revenue	(3,512)	—
Net cash used in operating activities	(9,973)	(10,917)
Investing activities
Purchases of property and equipment	(7,566)	(2,304)
Purchases of marketable securities and other investments	(31,809)	—
Proceeds from maturities of marketable securities	17,500	—
Increase in restricted cash	—	(1,037)
Net cash used in investing activities	(21,875)	(3,341)
Financing activities
Proceeds from issuance of restricted stock and stock option exercises	143	3,878
Net cash provided by financing activities	143	3,878
Net decrease in cash and cash equivalents	(31,705)	(10,380)
Cash and cash equivalents at beginning of period	117,763	72,080
Cash and cash equivalents at end of period	$86,058	$61,700
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	$2,097	$5,352

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

The Company’s flagship clinical molecular information products, FoundationOne for solid tumors and FoundationOne Heme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, and advanced sarcomas, are, to its knowledge, the only widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer. To accelerate its commercial growth and enhance its competitive advantage, the Company is continuing to develop and commercialize new molecular information products for physicians and biopharmaceutical companies, strengthen its commercial organization, introduce new marketing, education and provider engagement efforts, grow its molecular information knowledgebase, called FoundationCORE, aggressively pursue reimbursement from regional and national third-party payors, publish scientific and medical advances, and foster relationships throughout the oncology community. Examples of new products that the Company is developing include GeneKit, a cloud-based genomics solutions portal for pathologists and FoundationACT, a blood-based (liquid biopsy) assay to measure circulating tumor DNA (“ctDNA”). The Company launched FoundationACT for research use to its biopharmaceutical partners in December 2015 and commercially to ordering physicians in May 2016.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive loss and cash flows. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 included information and footnotes necessary for such presentation and were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 1, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

2.	Summary of Significant Accounting Policies

Summary of accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

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

Under the terms of the transaction, Roche (a) made a primary investment of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares of the Company’s common stock at a purchase price of $50.00 per share and (b) completed a tender offer to acquire 15,604,288 outstanding shares of the Company’s common stock at a price of $50.00 per share. Immediately following the closing of the transaction, Roche owned approximately 61.3% of the outstanding shares. As of March 31, 2016, Roche’s ownership was approximately 60.8% of the outstanding shares. Upon the closing of the transaction, the size of the Board of Directors of the Company (“Board”) was increased to nine, including three designees of Roche. Four existing independent directors and the Company’s Chief Executive Officer, Michael Pellini, M.D., have continued as directors, and the Company expects that one new independent director will be added.

The Company assessed the agreements related to each of the R&D collaboration, commercial collaboration, and the U.S. medical education collaboration and determined they should be treated as a single contract for accounting purposes.

Summary of the R&D Collaboration Agreement

Under the terms of the Collaboration Agreement by and among the Company, F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche Inc., dated January 11, 2015, as amended (the “R&D Collaboration Agreement”), Roche could pay the Company more than $150,000,000 over a period of five years to access its molecular information platform, to reserve capacity for sample profiling, and to fund R&D programs. Amounts under the R&D Collaboration Agreement will be received as services are performed and obligations are fulfilled under each platform program. Roche will utilize the Company’s molecular information platform to standardize sample profiling conducted as part of its clinical trials, to enable comparability of clinical trial results for R&D purposes, and to better understand the potential for combination therapies. In addition, Roche and the Company will jointly develop solutions related to cancer immunotherapy testing, blood-based genomic analysis using ctDNA assays, and next generation companion diagnostics, each of which represents a distinct platform within the R&D Collaboration Agreement. The R&D Collaboration Agreement is governed by a Joint Management Committee (“JMC”) formed by an equal number of representatives from the Company and Roche. There are also other sub-committees for each platform that will be established to oversee the day to day responsibilities of the respective platform. The JMC will, among other activities, review and approve R&D plans and establish and set expectations for the other platform sub-

committees. The JMC and other sub-committees, although considered deliverables under the arrangement, are immaterial in relation to the entire arrangement and therefore were not considered when allocating consideration.

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

The Company identified allocable consideration of approximately $85,000,000 related to the molecular information platform program, which was allocated to the individual units of accounting based on the best estimate of selling price (“BESP”). Revenue related to reserved capacity for sample profiling will be recognized on a straight-line basis as the capacity is available for each individual contract year within the arrangement. The database access and FTE payments will be recognized ratably over the five year contract life. The FTEs will perform database queries and will deliver results of the requested database queries. The value to Roche is not only the access to the database, but also the service being performed by the FTEs. Therefore, the Company concluded the FTEs should be combined with the database access as one unit of accounting. For any sample profiling provided above the reserved capacity, the Company will recognize revenue as the service is provided based on the BESP.

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

Roche will reimburse the Company for costs incurred in performing sample profiling and other services relating to Company products sold by Roche in the Roche Territory. These reimbursements will be recognized as revenue in the period the sample profiling or other service has been completed. In addition, Roche will be required to make a one-time milestone payment of $10,000,000 when the aggregate gross margin on sales of certain of the Company’s products reaches $100,000,000 in the Roche Territory in any calendar year. Roche may also pay delay fees to the extent Roche fails to launch Company products in specific countries within a specified timeframe. This milestone payment and these fees will be treated similarly to royalties and recognized in their entirety when earned.

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

Biopharmaceutical Partner

In July 2012, the Company entered into a Master Services Agreement (“Services Agreement”) with a biopharmaceutical partner (“Partner”) to perform sample profiling at the Partner’s request. The Services Agreement established the legal and administrative framework for the partnership between the entities. The Services Agreement also included a right for the Partner to initiate an exclusive negotiation with the Company for the development of a Companion Diagnostic (“CDx”). In March 2014, the Company and Partner expanded the scope of work by executing a Companion Diagnostic Agreement (the “Amended Agreement”), thereby amending the Services Agreement to include the joint development and regulatory approval for a CDx. The Amended Agreement defined the term of the arrangement as the earlier of five years or receipt of certain regulatory approvals of a CDx. The Company concluded that the amendment to the original Services Agreement represented a material modification to the arrangement pursuant to ASC 605 as the Amended Agreement increased total consideration by a significant amount. Additionally, the deliverables under the Amended Agreement changed significantly. At the date of the modification, there was no deferred revenue balance on the consolidated balance sheet related to the original Services Agreement with this Partner.

The Company identified seven deliverables under the Amended Agreement: (i) cross-licenses for access to relevant IP, (ii) obligations to continue to perform sample profiling pursuant to the original Services Agreement, (iii) obligations to perform specific R&D activities for the development of a CDx assay for use in connection with the Partner’s product, (iv) obligations to assist in obtaining regulatory approval of the Partner’s product at its request, (v) participation on a joint steering committee (“JSC”) to manage the overall development of the CDx assay, (vi) obligations to perform analytical validation of the CDx assay, and (vii) obligations to make the CDx assay commercially available, following any required regulatory approval. The obligation to make the CDx assay commercially available is dependent on successful development and regulatory approval. As such, the Company determined that this was a contingent deliverable and therefore arrangement consideration was not allocated to this deliverable.

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

5.	Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
Description:
U.S. government agency securities and treasuries	$127,455	$7	$(21)	$127,441
Total	$127,455	$7	$(21)	$127,441

December 31, 2015
Description:
U.S. government agency securities and treasuries	$114,724	$—	$(178)	$114,546
Total	$114,724	$—	$(178)	$114,546

The estimated market value of marketable securities by maturity date is as follows (in thousands):

	March 31, 2016	December 31, 2015
Due in one year or less	$127,441	$89,607
Due after one year through two years	—	24,939
Total	$127,441	$114,546

6.	Restricted Cash

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. As of each of March 31, 2016 and December 31, 2015, the Company had restricted cash of $1,395,000.

7.	Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of amounts due from biopharmaceutical customers, and from certain hospitals, cancer centers and other institutions with whom it has negotiated price per test (direct bill) relationships for tests performed using its molecular information platform. There are no accounts receivable associated with amounts that are billed to commercial third-party payors or directly to patients, because this revenue is recognized on a cash basis. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to the Company, and the condition of the general economy and industry as a whole. As of each of March 31, 2016 and December 31, 2015, the Company recorded an allowance for doubtful accounts of $171,000.

Three customer account balances consisting of $2,368,000, $1,806,000, and $1,150,000 were greater than 10% of the total accounts receivable balance representing 22%, 17%, and 11%, respectively, of total accounts receivable at March 31, 2016. Two customer account balances consisting of $2,423,000 and $825,000 were greater than 10% of the total accounts receivable balance representing 31% and 11%, respectively, of total accounts receivable at December 31, 2015.

8.	Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$5,598	$6,604
Work-in-process	1,145	1,388
	$6,743	$7,992

9.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31, 2016	December 31, 2015
Lab equipment	$29,794	$27,883
Computer equipment	10,844	10,542
Software	3,797	3,703
Furniture and office equipment	3,384	3,376
Leasehold improvements	20,154	18,677
Construction in progress	4,220	5,172
	72,193	69,353
Less: accumulated depreciation and amortization	(31,089)	(28,020)
	$41,104	$41,333

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $3,069,000 and $2,206,000, respectively. The Company classifies capitalized internal use software in lab equipment, computer equipment and software based on its intended use.

10.	Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Payroll and employee-related costs	$9,731	$8,375
Professional services	2,569	2,038
Property and equipment purchases	1,001	1,194
Other	989	1,215
	$14,290	$12,822

11.	Net Loss per Common Share

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

	Three Months Ended
	March 31,
	2016	2015
Outstanding stock options	1,473,251	1,964,389
Unvested restricted stock	1,038,298	293,211
Total	2,511,549	2,257,600

12.	Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of a company. Unobservable inputs are inputs that reflect a company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

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

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term nature of the instruments.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at March 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$55,630	$—	$—	$55,630
Marketable securities:
U.S. government agency securities and treasuries	70,437	57,004	—	127,441
Total assets	$126,067	$57,004	$—	$183,071

	Fair Value Measurement at December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$94,741	$8,400	$—	$103,141
Marketable securities:
U.S. government agency securities and treasuries	54,954	59,592	—	114,546
Total	$149,695	$67,992	$—	$217,687

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. Items measured at fair value on a recurring basis during the three months ended March 31, 2016 include marketable securities. The Company did not elect to remeasure any other existing financial assets or liabilities, and did not elect the fair value option for any other financial assets and liabilities transacted during the three months ended March 31, 2016 and 2015.

The fair values of the Company’s marketable securities are determined through market and observable sources and have been classified as Level 1 and Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of March 31, 2016.

13.	Stockholders’ Equity

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2016	December 31, 2015
Unvested restricted stock	1,038,298	969,758
Common stock options	1,473,251	1,684,783
Shares available for issuance under the 2013 Stock Option and Incentive Plan	3,139,253	1,694,077
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503
	6,439,305	5,137,121

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

In 2013, in conjunction with its initial public offering, the Company adopted the Foundation Medicine, Inc. 2013 Stock Option and Incentive Plan (the “2013 Stock Plan”) under which it may grant restricted and unrestricted stock, restricted stock units, ISOs, non-statutory stock options, stock appreciation rights, cash-based awards, performance share awards and dividend equivalent rights to eligible employees, officers, directors and consultants to purchase up to 1,355,171 shares of common stock. In connection with the establishment of the 2013 Stock Plan, the Company terminated the 2010 Stock Plan and the 512,568 shares which remained available for grant under the 2010 Stock Plan were included in the number of shares authorized under the 2013 Stock Plan. Shares forfeited or repurchased from the 2010 Stock Plan are returned to the 2013 Stock Plan for future issuance. On January 1, 2016 and 2015, the number of shares reserved and available for issuance under the 2013 Stock Plan increased by 1,380,949 and 1,134,996 shares of common stock, respectively, pursuant to a provision in the 2013 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2014, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board.

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

Number of Shares
Unvested at December 31, 2015	959,864
Granted	121,914
Vested	(20,235)
Cancelled	(28,194)
Unvested at March 31, 2016 (1)	1,033,349

(1)	Excludes 4,949 shares of unvested restricted stock remaining from the early exercise of stock options.

Total stock-based compensation expense recognized for restricted stock awards was $2,113,000 and $346,000, for the three months ended March 31, 2016 and 2015, respectively.

Stock Options

A summary of stock option activity under the 2010 Stock Plan and the 2013 Stock Plan for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2015	1,684,783	$17.31	7.7	$13,965
Granted	31,216	19.37
Exercised	(53,585)	$2.67
Cancelled	(189,163)	$30.99
Outstanding as of March 31, 2016	1,473,251	$16.14	7.4	$10,267
Exercisable as of March 31, 2016	845,873	$13.38	7.1	$7,178

Certain stock options contain provisions allowing for the early exercise into shares subject to repurchase. At March 31, 2016, 4,949 shares, which were early exercised, remain subject to repurchase by the Company.

The weighted-average fair value of options granted for the three months ended March 31, 2016 was $11.00 per share. The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 Stock Plan and the 2013 Stock Plan of $926,000 and $1,342,000 during the three months ended March 31, 2016 and 2015, respectively.

The Company recorded stock-based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$299	$203
Selling and marketing	796	445
General and administrative	1,306	688
Research and development	638	352
Total	$3,039	$1,688

As of March 31, 2016, unrecognized compensation cost of approximately $26,019,000 related to non-vested stock options and restricted stock awards is expected to be recognized over weighted-average periods of 2.0 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2016	2015
Expected volatility	59.2%	66.8%
Risk-free interest rate	1.9%	1.49%
Expected option term (in years)	6.25	6.25
Expected dividend yield	0.0%	0.0%

14.	Commitments and Contingencies

150 Second Street

In 2013, the Company signed two separate facility leases. The first lease commenced in March 2013 and had a one year expected term which was terminated in October 2013. The second lease (the “Headquarters Lease”) for office and laboratory space at 150 Second Street in Cambridge, Massachusetts, commenced in September 2013 and initially had an eight year expected term. The

Headquarters Lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first 10.5 months of the lease, having an initial value of $3,300,000. The landlord also agreed to fund up to $9,239,000 in tenant improvements. The Company recorded the tenant improvements as leasehold improvements and deferred rent on the consolidated balance sheet. Deferred rent is amortized as a reduction in rent expense over the term of the Headquarters Lease. The Company recognizes rent expense on a straight-line basis over the expected lease term. In connection with the Company’s termination of its prior lease at One Kendall Square, the rent abatement was reduced to approximately $1,841,000 and the expected term of the Headquarters Lease was reduced to 7.5 years. The Company began to record rent expense in April 2013 upon gaining access to and control of the space. Upon execution of the Headquarters Lease, the Company paid a security deposit of $1,725,000 which was reduced to approximately $864,000 in 2014. The security deposit is included in restricted cash in the accompanying balance sheet as of March 31, 2016 and December 31, 2015.

On June 30, 2014, the Company executed a Second Amendment to Lease amending the Headquarters Lease, resulting in 8,164 square feet of additional space commencing in November 2014. The Company began recording rent expense upon gaining access to and control of the space in July 2014. The landlord also funded $1,020,500 in normal tenant improvements.

The Company recorded $635,000 of rent expense during each of the three months ended March 31, 2016 and 2015 associated with the Headquarters Lease, as amended.

Ten Canal Park Lease

The Company signed a facility lease (the “Ten Canal Lease”) on March 11, 2015 for office space at Ten Canal Park in Cambridge, Massachusetts (the “Leased Space”). The Ten Canal Lease commenced on March 12, 2015, which was the date the landlord received the Letter of Credit (as defined in the Lease), and expires on August 31, 2020. The Company began paying rent of $172,850 per month, commencing in August 2015, for the first year with scheduled escalating rent payments thereafter, and shall receive up to $2,070,550 from the landlord for tenant improvements to the Leased Space. In connection with the Ten Canal Lease, the Company provided a security deposit in the amount of $1,037,000, which was reduced to approximately $530,550 in June 2015. The security deposit is included in restricted cash in the accompanying balance sheets as of March 31, 2016 and December 31, 2015.

The Company recorded $404,000 and $82,000 of rent expense during the three months ended March 31, 2016 and 2015, respectively, associated with the Ten Canal Lease.

Legal Matters

From time to time, the Company is party to litigation arising in the ordinary course of its business. As of March 31, 2016, the Company is not currently a party to any litigation.

15.	Related Party Transactions

Roche Holdings, Inc. and its affiliates

Revenue from Roche was $12,955,000 in the three months ended March 31, 2016, which primarily consisted of payments made for the reserved capacity arrangement, access to the Company’s molecular information platform, a $7,000,000 milestone achieved related to the ctDNA platform development program, and the reimbursement of R&D costs under the R&D Collaboration Agreement. Roche-related revenue represented 42.6% of the Company’s total revenue in the three months ended March 31, 2016. Costs of related party revenue from Roche were $1,362,000 for the three months ended March 31, 2016, which consisted of costs incurred under the molecular information platform program within the R&D Collaboration Agreement. At March 31, 2016, $2,368,000 was included in total accounts receivable related to this arrangement. There was no revenue from Roche recorded during the three months ended March 31, 2015.

There were no other material Roche-related transactions in the three months ended March 31, 2016 and 2015.

Other related party transactions

The Company recognized revenue of $31,000 and $828,000 during the three months ended March 31, 2016 and 2015, respectively, from an arrangement with an entity affiliated with a member of the Company’s Board executed in the year ended December 31, 2013. At March 31, 2016 and December 31, 2015, $0 and $825,000, respectively, were included in accounts receivable related to this arrangement.

16.	Subsequent Events

Roche Holdings, Inc. and its affiliates

On April 6, 2016, the Company entered into a Master IVD Collaboration Agreement (the “IVD Collaboration Agreement”) with Roche. The IVD Collaboration Agreement memorializes in a definitive agreement the terms set forth in that certain Binding Term Sheet for an In Vitro Diagnostics Collaboration, by and between Roche and the Company (the “IVD Term Sheet”), which was entered into in connection with the Company’s strategic collaboration with Roche.

The IVD Collaboration Agreement provides terms for the Company and Roche to collaborate non-exclusively to develop and commercialize in vitro diagnostic versions of certain existing Company products, including FoundationOne and FoundationOne Heme, and future Company products, including those developed under the R&D Collaboration Agreement.

The IVD Collaboration Agreement expires on April 7, 2020, unless earlier terminated as provided therein. Roche also has the right, in its sole discretion, to extend the term of the IVD Collaboration Agreement for additional two year periods of time during any period of time in which Roche continues to hold at least 50.1% of the Company’s capital stock. Either party may terminate the IVD Collaboration Agreement for an uncured breach of the agreement, or for insolvency or bankruptcy.

In addition, on April 6, 2016, the Company and Roche entered into a First Amendment to the R&D Collaboration Agreement, which reduces certain restrictions on the Company’s activities in immuno-oncology and revises certain criteria for the achievement of a development milestone.

Lease Agreement

On April 18, 2016, the Company entered into a Lease Agreement (the “ARE Lease”) with ARE-7030 Kit Creek, LLC (the “Landlord”) for the lease of approximately 48,236 square feet of office and laboratory space located in a building at 7010 Kit Creek Road, Research Triangle Park, North Carolina (the “Premises”). The term of the ARE Lease commenced on April 18, 2016 and expires on January 31, 2022. Upon certain conditions set forth in the ARE Lease, the Company has the option to extend the ARE Lease for two additional five-year terms.

The Company will pay rent of $86,423 per month, beginning in January 2017, subject to annual 3% increases beginning February 1, 2018, throughout the term of the ARE Lease. The Company is entitled to an abatement of fixed rent for the first nine months of the term. In addition, the Company, at its election, shall receive up to $1,205,900 from the Landlord for tenant improvements to the Premises, a certain portion of which may be repayable to the Landlord as specified in the ARE Lease.

Concurrent with the execution of the ARE Lease, the Company entered into an asset purchase agreement whereby it purchased certain laboratory equipment and other assets located at the Premises for cash consideration of approximately $700,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report and our prior filings with the SEC, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our flagship clinical molecular information products, FoundationOne for solid tumors and FoundationOne Heme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, and advanced sarcomas, are, to our knowledge, the only widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer. To accelerate our commercial growth and enhance our competitive advantage, we are continuing to develop and commercialize new molecular information products for physicians and biopharmaceutical companies, to strengthen our commercial organization, to introduce new marketing, education and provider engagement efforts, to grow our molecular information knowledgebase, called FoundationCORE, to pursue reimbursement from regional and national third-party payors and government payors, to publish scientific and medical advances, and to foster relationships across the oncology community. We believe our molecular information products address a global market opportunity of $12-15 billion.

The cancer treatment paradigm is evolving rapidly, and we believe there is now widespread recognition that cancer is a disease of the genome, rather than a disease defined solely by its specific anatomical location in the body. Today, physicians increasingly use precision medicines to target cancers based on the specific genomic alterations driving their growth. We believe physicians should obtain molecular information about their patients’ unique cancers to determine the optimal course of treatment.

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne and FoundationOne Heme, and the development of new products such as FoundationACT. We have incurred significant losses since our inception, and as of March 31, 2016 our accumulated deficit was $248.9 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, conduct clinical trials, and invest in our molecular information platform and additional products, including FoundationACT, which launched commercially to ordering physicians in May 2016.

Recent Developments

In April 2016, we executed a lease for approximately 48,236 square feet of office and laboratory space located in North Carolina, or the Lease. The term of the Lease commences on April 18, 2016 and expires on January 31, 2022. Upon certain conditions set forth in the Lease, we have the option to extend the Lease for two additional five-year terms. We are still evaluating the testing services to be performed at the North Carolina facility, but we intend to obtain applicable licensure and accreditation before that facility becomes operational. Concurrent with the execution of the Lease, the Company entered into an asset purchase agreement whereby it purchased certain laboratory equipment and other assets for cash consideration of approximately $0.7 million.

Pursuant to our Ex-U.S. Commercialization Agreement with Roche, as of April 7, 2016, Roche has the exclusive right to commercialize FoundationOne, FoundationOne Heme, any clinical diagnostic products developed under our R&D Collaboration Agreement with Roche, including FoundationACT, and any other products upon mutual agreement, in each case outside of the United States to the extent Roche has not elected to exclude any countries from its territory. We will continue to remain solely responsible for commercialization of our products and services within the United States.

In January 2016, we announced a three-way collaboration with Horizon Healthcare Services and Clinical Outcomes Tracking and Analysis (COTA) to advance precision medicine, improve clinical outcomes, and deliver enhanced value to the healthcare system in the treatment of patients with metastatic non-small cell lung cancer, or NSCLC. Together, the organizations initiated a prospective clinical study measuring changes in survival benefit and total cost savings achieved among patients with previously untreated metastatic NSCLC who undergo comprehensive genomic profiling with FoundationOne versus other assays. As part of the study design, Horizon Healthcare Services will provide a certain number of its members who participate in the study with coverage for FoundationOne.

We launched our third comprehensive genomic profiling product, FoundationACT (Assay for Circulating Tumor DNA), to our biopharmaceutical partners for research use in December 2015 and commercially to ordering physicians in May 2016. FoundationACT is a blood-based (liquid biopsy) assay to measure ctDNA. We believe FoundationACT will become an important molecular information solution for oncologists because it will provide a new option for comprehensive genomic profiling when tissue biopsy is not feasible. By analyzing cell-free DNA isolated from a patient’s blood, we can identify clinically relevant genomic alterations in the cell-free DNA that is ctDNA and match these alterations to targeted therapies and clinical trials.

Financial Operations Overview

Revenue

We derive our revenue from selling products that are enabled by our molecular information platform. The information provided in our test results is branded as FoundationOne, FoundationOne Heme, or FoundationACT for our clinical customers and is not branded for our biopharmaceutical customers. The principal focus of our commercial operations is to continue to drive adoption of products enabled by our molecular information platform. In particular, we seek to increase sales volume of FoundationOne, FoundationOne Heme, and FoundationACT, in the clinical setting and increase the volume of tests and other services enabled by our molecular information platform that we perform for our biopharmaceutical customers.

For the majority of physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with most commercial third-party payors and, therefore, do not have specific coverage decisions from those third-party payors for our products with established payment rates. Currently, most of the commercial third-party payors that reimburse our claims do so based upon the stacked Current Procedural Terminology, or CPT, codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of commercial third-party payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by each third-party payor on a case-by-case basis. As of March 31, 2016, we were not a participating provider in any state Medicaid program, and therefore, did not have coverage determinations under which our tests were covered by these Medicaid programs. As of March 31, 2016, we were a participating provider in the Medicare program, but we did not have a coverage determination within the jurisdiction where our operational laboratory facility is located. At the end of 2013, we began the process of submitting claims for our tests to Medicare. We may also negotiate rates with patients, if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months or at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

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

We currently have an operating laboratory facility located in Cambridge, Massachusetts, and we are in the process of establishing an operating laboratory facility in the Research Triangle Park, North Carolina. There are currently no national coverage determinations that establish whether and how our tests are covered by Medicare. In the absence of national coverage determinations, local Medicare Administrative Contractors, or MACs, that administer the Medicare program in various regions, have some discretion in determining coverage and payment for tests. For example, several MACs, including Palmetto GBA, or Palmetto, the MAC covering the laboratory in North Carolina that we are now establishing, have issued final local coverage determinations, or LCDs, to cover well-validated comprehensive genomic profiles for a subset of NSCLC patients. The Palmetto LCD became effective July 2015, and specifically included FoundationOne as of October 2015. The local MAC for our Cambridge laboratory, National Government Services, has not elected to follow the same standards for determining coverage. In February 2016, National Government Services announced a final LCD effective April 1, 2016, to provide coverage for hotspot tests of 5 to 50 genes for patients with metastatic NSCLC. We do not believe this LCD reflects coverage for our validated comprehensive genomic profiling products, which includes comprehensive analysis of greater than 50 genes and all classes of alterations, and we will continue to seek a positive coverage determination from National Government Services, which, if obtained, may establish payment for the Medicare claims we submit to this local MAC covering our laboratory in Massachusetts.

Following discussions with NHIC, Corp., the predecessor to National Government Services, we agreed to not submit claims for FoundationOne tests provided to Medicare patients while this MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this MAC’s request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013. We have not recognized any revenue from Medicare for our tests to date. As a result, our net loss is higher than if we were recognizing revenue from the sale of our tests for patients covered by Medicare. As of March 31, 2016, National Government Services has either denied the claims that we have submitted or not processed and reimbursed us for any of the claims in a manner that we believe is consistent with applicable processing guidelines. We are in the process of appealing these unpaid claims. In the future, a MAC assigned to the jurisdiction in which one of our operational laboratory facilities is located may issue a negative coverage determination for one or more of our tests that would apply to future claims or may defer processing a claim pending a coverage or payment determination. If a claim is paid by a MAC assigned to the jurisdiction in which one of our operational laboratory facilities is located, either upon acceptance of the claim or following a successful appeal of a denied claim, we will generate revenue from Medicare for our testing. It is possible that, once our new laboratory in North Carolina is operational, claims for tests submitted by that location will be reimbursed by Palmetto, the MAC assigned to that jurisdiction. FoundationOne and FoundationOne Heme tests for patients covered by Medicare represented approximately 30% of total tests reported to physicians in the United States during each of the three months ended March 31, 2016 and 2015.

We expect that our current lack of significant coverage decisions and the general uncertainty around reimbursement for our tests will continue to negatively impact our revenue and earnings, both because we will not recognize revenue for tests performed, particularly if our test volumes increase period-to-period, and because the absence of Medicare or other significant coverage decisions may lead physicians to not order a meaningful number of tests. Following our achievement of a coverage decision from a commercial third-party payor or a government payor, or once we have a sufficient history of claims collections with any such payor that we conclude the fees for our tests for individuals insured by such payor are sufficiently fixed or determinable and collectability is reasonably assured, we will begin to recognize revenue from such payor on an accrual basis. As of March 31, 2016, we had cash, cash equivalents, and marketable securities of approximately $213.5 million. If we are not able to obtain coverage decisions from additional commercial third-party payors and government payors over the longer term, and our available cash and marketable security balances and cash flows from operations are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all, and may be subject to the prior consent of Roche pursuant to our Investor Rights Agreement with Roche dated January 11, 2015, or the Investor Rights Agreement.

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

We expect our domestic revenue to increase over time as we expand our commercial efforts within the United States. Positive reimbursement decisions from additional commercial third-party payors and government payors, such as Medicare and Medicaid, would eliminate much of the uncertainty around payment and could allow us to recognize revenue earlier and potentially increase our overall revenue growth and test volume growth from ordering physicians within the United States. Outside the United States, volume may decrease in the short-term as commercialization efforts under the Ex-U.S. Commercialization Agreement with Roche get underway. However, we expect volume outside the United States to increase and therefore over time, revenues under the Ex-U.S. Commercialization Agreement are expected to increase as well. We also expect to grow our biopharmaceutical customer base. Over time, we expect that our revenue from ordering physicians within and outside of the United States will exceed revenue from our biopharmaceutical customers, given the higher percentage of patients with cancer who are treated outside of clinical trial settings.

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

During the three months ended March 31, 2016 and 2015, our selling and marketing expenses represented approximately 45% and 51%, respectively, of our total revenue. We expect our selling and marketing expenses to continue to increase in absolute dollars as we expand our sales force, grow our client service infrastructure, and increase our marketing and medical affairs activities to drive further awareness and adoption of FoundationOne, FoundationOne Heme, FoundationACT, and any future products we may develop.

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

We expect that our general and administrative expenses will continue to increase, primarily due to the costs associated with increased infrastructure and headcount. These costs include additional legal and accounting expenses, and an increase in billing costs related to our anticipated increase in revenues.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. During the three months ended March 31, 2016 and 2015, interest income was $0.2 million and $7,000, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$17,423	$19,295	$(1,872)	(10)%
Related-party revenue from Roche	12,955	—	12,955	100%
Total revenue	30,378	19,295	11,083	57%
Costs and expenses
Cost of revenue	10,028	8,916	1,112	12%
Cost of Roche related-party revenue	1,362	—	1,362	100%
Selling and marketing	13,793	9,821	3,972	40%
General and administrative	9,224	8,842	382	4%
Research and development	13,456	8,688	4,768	55%
Total costs and expenses	47,863	36,267	11,596	32%
Loss from operations	(17,485)	(16,972)	(513)	(3)%
Other income:
Interest income	178	7	171	2443%
Total other income	178	7	171	2443%
Net loss	$(17,307)	$(16,965)	$(342)	(2)%

Revenue

Total revenue increased to $30.4 million for the three months ended March 31, 2016 from $19.3 million during the three months ended March 31, 2015. Revenue from tests reported for our ordering physicians decreased to $10.2 million for the three months ended March 31, 2016 from $11.1 million for the three months ended March 31, 2015. The decrease in clinical revenue is primarily due to the impact of moving in-network with a large national payor for stage IV NSCLC testing, which causes us to no longer receive payments for other indications that were previously paid by this large national payor on a stacked code basis. We are continuing to work towards broader reimbursement coverage over time, which may include payment for other indications in the future. The increase in revenue from our biopharmaceutical customers to $20.2 million from $8.2 million in the three months ended March 31, 2016 and 2015, respectively, was driven by the achievement of a $7.0 million milestone related to the ctDNA platform development program under the Roche R&D Collaboration Agreement.

During the three months ended March 31, 2016, we reported 8,985 tests to ordering physicians, including 1,028 FoundationOne Heme tests, as compared to 7,854 tests reported during the three months ended March 31, 2015, including 969 FoundationOne Heme tests. We also reported 2,622 and 1,596 tests to our biopharmaceutical customers during the three months ended March 31, 2016 and 2015, respectively.

The average revenue per test for clinical use that met our revenue recognition criteria during the three months ended March 31, 2016 was approximately $3,100. This average revenue per test does not include 2,464 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare, 77 tests that were reported and not billed, and 5,029 tests that were reported and billed to commercial third-party payors during the period but were not paid during the period. This average revenue per test includes 1,925 tests reported in prior periods for which revenue was recognized during the three months ended March 31, 2016.

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

The cumulative amount of FoundationOne and FoundationOne Heme tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 22,513 and 20,087, respectively, as of March 31, 2016. If commercial third-party payors or government payors agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,400 and $3,900 for the three months ended March 31, 2016 and 2015, respectively. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time. Approximately $17.8 million and $4.2 million of our biopharmaceutical revenue for the three months ended March 31, 2016 and 2015, respectively, represented payments under contracts with multiple-element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Total cost of revenue, including the cost of Roche related-party revenue, increased to $11.4 million for the three months ended March 31, 2016 from $8.9 million for the three months ended March 31, 2015. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, facilities costs, and higher depreciation expense related to new equipment purchases. During the three months ended March 31, 2016 and 2015, our total cost of revenue represented approximately 37% and 46% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Selling and Marketing Expenses

Selling and marketing expenses increased to $13.8 million for the three months ended March 31, 2016 from $9.8 million for the three months ended March 31, 2015. The increase was primarily due to an increase of $2.4 million in personnel-related costs for employees in our sales, marketing, client service, and reimbursement departments to support our commercialization efforts, a $1.2 million increase in travel-related and rent and other facilities costs, and a $0.4 million increase in marketing costs.

General and Administrative Expenses

General and administrative expenses increased to $9.2 million for the three months ended March 31, 2016 from $8.8 million for the three months ended March 31, 2015. The increase was primarily due to a $0.9 million increase in personnel costs to support and expand our legal, finance, and human resources infrastructure and a $0.5 million increase in combined consulting, audit, and billing fees, partially offset by a $1.0 million decrease in legal fees compared to the prior period in which legal fees were higher than normal due to the closing of the Roche transaction.

Research and Development Expenses

Research and development expenses increased to $13.5 million for the three months ended March 31, 2016 from $8.7 million for the three months ended March 31, 2015. The increase was primarily due to a $3.0 million increase in employee and contractor-related expenses, a $0.7 million increase in laboratory management expenses, a $0.7 million increase in rent and other facilities costs, and a $0.4 million increase in laboratory supply costs, including reagents utilized in research and development activities.

Interest Income

Interest income was $178,000 and $7,000 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of March 31, 2016, we had an accumulated deficit of $248.9 million.

We have funded our operations principally from the sale of common stock, preferred stock and revenue from clinical testing and our biopharmaceutical partners. Since we have received only a few coverage decisions for our existing tests from commercial third-party payors and have a limited history of collecting claims, we currently recognize revenue on a cash basis from most commercial third-party payors. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. In addition, none of our existing tests are currently covered by Medicare, and Medicare has either denied the claims that we have submitted or not processed and reimbursed us for any of these claims in a manner that we believe is consistent with applicable processing guidelines. If commercial third-party payors or government payors agree to pay us for any of these tests in the future, we would recognize revenue for any such tests in the period in which our revenue recognition criteria are met.

As of March 31, 2016, we had cash, cash equivalents, and marketable securities of approximately $213.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in U.S. government agency securities, U.S. treasuries, and money market mutual funds consisting of U.S. government-backed securities and treasuries.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,973)	$(10,917)
Investing activities	(21,875)	(3,341)
Financing activities	143	3,878
Net decrease in cash and cash equivalents	$(31,705)	$(10,380)

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $10.0 million for the three months ended March 31, 2016 compared to $10.9 million for the three months ended March 31, 2015. The decrease in cash used in operating activities was driven primarily by a $1.4 million increase in stock-based compensation expense and a $0.9 million increase in depreciation and amortization expense, partially offset by a $1.0 million increase in cash utilized to support working capital requirements between the respective periods.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $21.9 million and consisted of purchases of marketable securities and other investments of $31.8 million, partially offset by $17.5 million in proceeds received from maturities of marketable securities and $7.6 million in purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2015 was $3.3 million and consisted of $2.3 million in purchases of property and equipment and a $1.0 million increase in restricted cash related to a letter of credit issued in connection with our execution of the lease for Ten Canal Park.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $0.1 million and $3.9 million, respectively, and consisted solely of proceeds received from the exercise of stock options.

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

In April 2015, the Roche transaction was consummated and we received $250.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock to Roche at a price of $50.00 per share. Based on our current business plan, we believe our cash and cash equivalents as of March 31, 2016 and anticipated cash flows from operations will be sufficient to meet our anticipated cash requirements over the next 12 months and for the foreseeable future. We may consider raising additional capital to pursue strategic investments or for other reasons, subject to certain consent rights of Roche contained in the Investor Rights Agreement. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our selling and marketing activities and continue to invest in new product offerings. If sales of our products grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not completely offset increases in accounts receivable, which could result in greater working capital requirements.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no material changes to our critical accounting policies from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There were no material changes during the quarter ended March 31, 2016 with respect to the information appearing in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to litigation arising in the ordinary course of its business. As of March 31, 2016, we were not party to any litigation.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated in this Quarterly Report, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Risks Relating to Our Business and Strategy

We may not be able to generate sufficient revenue from FoundationOne, FoundationOne Heme, FoundationACT, or our relationships with our biopharmaceutical partners to achieve and maintain profitability.

We believe our commercial success is dependent upon our ability to successfully market and sell our first molecular information products, FoundationOne for solid tumors, FoundationOne Heme for blood-based cancers, or hematologic malignancies, and FoundationACT, our blood-based (liquid biopsy) assay to measure ctDNA, which we launched commercially to ordering physicians in May 2016, to physicians in clinical practice, to continue to expand our current relationships and develop new relationships with biopharmaceutical partners, and to develop and commercialize new molecular information products. The demand for our existing products may decrease or may not continue to increase at historical rates for a number of reasons, including among others increased competition from companies that offer similar molecular diagnostic tests. In addition, FoundationOne and FoundationOne Heme have coverage decisions from only a few commercial third-party payors and do not have coverage contracts with or coverage decisions from most commercial third-party payors or any government payors, including Medicare. FoundationACT does not yet have coverage contracts with or coverage decisions from any commercial third-party payors or any government payors. Certain commercial third-party payors have declined to reimburse FoundationOne and FoundationOne Heme because they have designated our products as experimental and investigational. This designation is customarily assigned to a product or service by a third-party payor pending the development of clinical information deemed sufficient to support a positive coverage decision. During this assessment period our products do not have the benefit of a positive coverage decision or a coverage contract from these third-party payors, resulting, in the aggregate, in a material loss of revenue to us. We have generally experienced revenue growth from the sale of each of FoundationOne and FoundationOne Heme to physicians since their formal commercial launches in June 2012 and December 2013, respectively. We may not be able to grow our revenues or maintain existing revenue levels for a number of reasons, including because increased competition and lack of positive coverage decisions or coverage contracts from government or third-party payors may make it less likely that physicians will order our products.

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

If our sole operational laboratory facility becomes damaged or inoperable, if we are required to vacate our laboratory facility, or if we are delayed in obtaining or unable to obtain additional laboratory space, our ability to conduct our genomic analyses, pursue our research and development efforts or our companion diagnostics partnerships, and fulfill our contractual obligations may be jeopardized.

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

In April 2016, we executed a lease for an additional laboratory facility in North Carolina. Establishing a laboratory facility, and transitioning some of our testing operations to this new laboratory, could disrupt overall laboratory operations, resulting in our inability to meet customer turnaround time expectations. Establishing this new laboratory facility could be delayed, including delays caused by operational issues or delays associated with the transfer of current licenses or the issuance of new licenses or other approvals necessary to allow our clinical laboratory operations to commence at the new facility. Any delay could result in slower realization of laboratory efficiencies anticipated from operating an additional laboratory facility. Adverse consequences resulting from a delay in establishing this new laboratory or an interruption of our overall laboratory operations, could harm relationships with our customers and regulators, and our reputation, and could affect our ability to generate revenue.

We may also construct, acquire or enter into relationships with third parties to procure additional laboratory space inside and outside the United States to support our existing and new tests. Our Ex-U.S. Commercialization Agreement with Roche contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing for FoundationOne and FoundationOne Heme in those geographies. In addition, our R&D Collaboration Agreement with Roche contemplates that we will collaborate with Roche on multiple programs related to the development of products and services for use in molecular information, immunotherapy, ctDNA, and companion diagnostics. If we are unable to obtain or are delayed in obtaining new laboratory space to support these commercialization and development efforts, we could fail to meet certain contractual obligations and agreed upon timelines with certain of our biopharmaceutical partners, including Roche, or provide existing products and develop and launch new products in certain territories, which could result in harm to our business and reputation, and adversely affect our business, financial condition and results of operations.

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

FoundationACT, our blood-based (liquid biopsy) assay to measure ctDNA, which we launched commercially to ordering physicians in May 2016, will take time to successfully commercialize, and there can be no assurance that this product will be successful in the evaluation of cancers for a variety of technical and market reasons. Our future molecular information products, which are in various stages of early development, will take time to develop and commercialize, if we are able to commercialize them at all. There can be no assurance that our new products will be capable of reliably identifying relevant genomic alterations in various forms of cancer. Before we can commercialize any new products, we will need to expend significant funds in order to:

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

We anticipate growth in our business operations, including the addition of new laboratory and office space inside and outside the United States, and we have signed a lease for an additional laboratory facility in North Carolina. This future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations, quality control, customer service, and sales force management. We may not be able to maintain the quality or expected turnaround times of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and managerial controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations.

We have limited experience in marketing and selling our products, and if we are unable to expand our direct sales and marketing force to adequately address our customers’ needs, our business may be adversely affected.

We have limited experience in marketing and selling FoundationOne Heme, which launched in December 2013, and FoundationACT, which was launched for research use to our biopharmaceutical partners in December 2015 and commercially to ordering physicians in May 2016. We may not be able to market, sell, or distribute our existing products or other products we may develop effectively enough to support our planned growth.

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

Pursuant to our Ex-U.S. Commercialization Agreement with Roche, as of April 2016, Roche has the exclusive right to commercialize FoundationOne, FoundationOne Heme, any clinical diagnostic products developed under our R&D Collaboration Agreement with Roche, including FoundationACT, and any other products upon mutual agreement, in each case outside of the United States to the extent Roche has not elected to exclude any countries from its territory. Subject to satisfaction of certain performance milestones, the Ex-U.S. Commercialization Agreement will remain in effect for five years and may be extended by Roche for additional two-year periods. Roche has the right to terminate the agreement without cause upon six months’ written notice after the initial five year term, and either party may terminate the agreement in the event of breach by the other party. During the term of the Ex-U.S. Commercialization Agreement, we are relying on Roche’s efforts to sell and market FoundationOne, FoundationOne Heme, FoundationACT, and potentially other future molecular information products outside of the United States, and if Roche’s sales and marketing efforts are not successful, we may not achieve significant market acceptance of our products outside the United States, which would materially and adversely impact our business operations.

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

In Europe, Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data, or the Directive, and Directive 2002/58/EC of the European Parliament and of the Council of 12 July 2002 concerning the processing of personal data and the protection of privacy in the electronic communications sector (as amended by Directive 2009/136/EC), or the ePrivacy-Directive, has

required European Union, or EU, member states to implement data protection laws to meet strict privacy requirements. Violations of these requirements can result in administrative measures, including fines, or criminal sanctions.

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

Recently, it was announced that negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that will be referred to as the EU-US Privacy Shield. However, it is likely to be months before all of the details regarding EU-US the Privacy Shield program are finalized and a procedure is introduced to allow interested companies to participate in the program. In addition, there continue to be concerns about whether the EU-US Privacy Shield might face additional challenges. On April 13, 2016, the Article 29 Working Party, a body made up of a representative from the data protection authority of each EU member State, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its draft adequacy decision, the Working Party noted that the framework does not incorporate some of the key principles of the EU data protection regime. Accordingly, it is quite possible that the EU-US Privacy Shield may face further challenges and undergo some substantive changes before companies are able to register and participate in it. While the details regarding the Privacy Shield program continue to evolve, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

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

The Directive will be replaced in time with the recently adopted European General Data Protection Regulation, which is expected to enter into force in 2018, and which will impose additional obligations and risk upon our business and which will increase substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of the total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover for more serious offenses. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

We currently have limited international operations, but our business strategy incorporates plans for significant international expansion through our collaboration with Roche. Pursuant to our Ex-U.S. Commercialization Agreement with Roche, as of April 2016, Roche has the exclusive right to commercialize FoundationOne, FoundationOne Heme, any clinical diagnostic products developed under our R&D Collaboration Agreement with Roche, including FoundationACT, and any other products upon mutual agreement, in each case outside of the United States to the extent Roche has not elected to exclude any countries from its territory.

Subject to satisfaction of certain performance milestones, the Ex-U.S. Commercialization Agreement will remain in effect for five years and may be extended by Roche for additional two-year periods. Roche has the right to terminate the agreement without cause upon six months’ written notice after the initial five year term, and either party may terminate the agreement in the event of breach by the other party. Until Roche assumes full responsibility for commercialization of our products in a given country outside of the United States, we may continue to rely on pre-existing distributor relationships to conduct physician and patient association outreach activities in such country.

Doing business internationally involves a number of risks, including:

•

multiple, conflicting, and changing laws and regulations such as data protection laws, privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements (including requirements related to patient consent, testing of genetic material and reporting the results of such testing) and other governmental approvals, permits, and licenses;

•	failure by us, Roche or our distributors to obtain regulatory approvals for the manufacture, sale, and use of our products in various countries;
•	additional, potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection for and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with obtaining reimbursement from and managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	logistics and regulations associated with preparing, shipping, importing and exporting tissue samples, including infrastructure conditions, transportation delays, and customs;
•	limits in our ability to penetrate international markets if we are not able to conduct our molecular tests locally;
•	financial risks, such as the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions; and
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

International customers have ordered, or may, in the future, order our products, and we are, therefore, subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our current reliance on third-party distributors and Roche to sell our products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these entities could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws, any changes in these laws, or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

Reimbursement and Regulatory Risks Relating to Our Business

If commercial third-party payors or government payors fail to provide coverage or adequate reimbursement, or if there is a decrease in the amount of reimbursement for our existing products or future products we develop, if any, our revenue and prospects for profitability would be harmed.

In both domestic and many international markets, sales of our existing and any future products we develop will depend, in large part, upon the availability of reimbursement from third-party payors. These third-party payors include government healthcare programs such as Medicare, managed care providers, accountable care organizations, private health insurers, and other organizations. In particular, we believe that obtaining a positive local or national coverage determination and favorable reimbursement rate from CMS or the applicable MAC, for each of our existing products across all medically indicated tumor types will be a necessary element in achieving material commercial success. Physicians and patients may not order our products unless commercial third-party payors and government payors authorize such ordering and pay for all, or a substantial portion, of the list price, and certain commercial third-party payors may not agree to reimburse our existing products if CMS or the MACs assigned to the jurisdictions in which our operational laboratory facilities are located do not issue a positive coverage decision.

There is currently no national coverage determination that determines whether and how our products are covered by Medicare. In the absence of a national coverage determination, local MACs that administer the Medicare program in various regions have some discretion in determining coverage and, therefore, payment for tests. At the time FoundationOne was launched in 2012 and following discussions with NHIC, Corp., the predecessor to National Government Services, the MAC for our Cambridge, Massachusetts laboratory, we agreed to not submit claims for services provided to Medicare patients while this MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this MAC’s request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013.

We are submitting claims associated with our Cambridge, Massachusetts laboratory to National Government Services using a miscellaneous CPT code. When submitting claims for molecular services or procedures that do not have specific CPT codes, providers may submit those claims using a CPT code, referred to as the miscellaneous molecular CPT code, to provide the means of reporting and tracking services and procedures until a more specific CPT code is established. We are not submitting claims to National Government Services using stacked molecular CPT codes in the manner currently used in submitting claims to commercial third-party payors. The use of a miscellaneous molecular CPT code for claims submitted to CMS may decrease the likelihood of reimbursement given that a miscellaneous CPT code is a single CPT code that does not represent an identified service or procedure. We have not received any processed payments from Medicare for the claims submitted in a manner that we believe is consistent with applicable processing guidelines. The response to date of National Government Services to the submission of our claims has been to deny payment, or in a few limited instances to make payment following erroneous application of the applicable processing guidelines, which we have refunded or intend to refund, and we have decided to appeal these claims. The response to these appeals is uncertain.

The MAC assigned to the jurisdiction in which we have an operational laboratory facility may deny paying a claim submitted by that facility pending a coverage or payment determination. Even if we do receive payments from the MAC on appeal, the reimbursement rate may be lower than we expect, and if such rate is then adopted by commercial third-party payors, it would have an adverse effect on our revenues and results of operations. In addition, the MAC may issue a non-coverage determination for one or more of our existing products and/or clinically indicated tumor types that would apply to future claims. Although we would have the opportunity to submit additional materials in support of a positive coverage determination for our products to the MAC and to CMS through the Office of Medicare Hearings and Appeals (OMHA) on appeal, there is no guarantee that the MAC or CMS will provide us with a positive coverage decision or reverse a non-coverage decision that it already issued.

If CMS does not issue a positive national coverage determination, or MACs assigned to the jurisdiction in which one of our operational laboratory facilities is located does not issue an LCD, with respect to one or more of our products and/or clinically indicated tumor types, or if a MAC denies reimbursement of one or more of these products, withdraws its coverage policies after reimbursement is obtained, reviews and adjusts the rate of reimbursement, or stops paying for one or more of these products altogether, our revenue and results of operations would be adversely affected both because we will not receive revenue for tests performed but also because physicians may be less likely to order a test for a patient if the test is not subject to a coverage determination such that the patient could ultimately be responsible for all or substantially all of the cost of the test.

Commercial third-party payors and government payors are increasingly attempting to contain healthcare costs by demanding price discounts and limiting both coverage on which diagnostic products they will pay for and the amounts that they will pay for new molecular diagnostic products. Because of the cost-containment trends, commercial third-party payors and government payors that currently provide reimbursement for, or in the future cover, one or more of our existing products may reduce, suspend, revoke, or discontinue payments or coverage at any time, including those payors that designate one or more of our existing products and/or clinically indicated tumor types as experimental and investigational. The percentage of submitted claims that are ultimately paid, the length of time to receive payment on claims, and the average reimbursement of those paid claims, is likely to vary from period to period.

As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as FoundationOne, FoundationOne Heme, and FoundationACT, will be eligible for coverage by commercial third-party payors and government payors or, if eligible for coverage, what the reimbursement rates will be for these products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products and/or clinically indicated tumor types will be approved in the future. We have had claims for reimbursement denied by certain commercial third-party payors, in some cases because they have designated FoundationOne and FoundationOne Heme as experimental and investigational. Reimbursement of NGS-based cancer tests by commercial third-party payors and government payors may depend on a number of factors, including a payor’s determination that our existing and future products are:

•	not experimental or investigational;
•	medically reasonable and necessary;
•	appropriate for the specific patient;
•	cost effective;
•	supported by peer-reviewed publications;
•	included in clinical practice guidelines; and
•	supported by clinical utility and health economic studies demonstrating improved outcomes and cost effectiveness.

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

In March 2015, Palmetto, a MAC that would cover our North Carolina laboratory when it becomes operational, published a final LCD effective July 6, 2015 outlining guidelines for coverage of well-validated comprehensive genomic profiles for certain patients diagnosed with NSCLC. The Palmetto website lists FoundationOne as a covered test under these guidelines, effective as of October 1, 2015. There are also several MACs that are assigned to jurisdictions in which we do not currently operate that have issued final LCDs to cover well-validated comprehensive genomic profiles for a subset of NSCLC patients. National Government Services, the MAC that covers our Massachusetts laboratory, has elected not to follow these guidelines from Palmetto and instead issued their own LCD, which became effective April 1, 2016, to provide coverage for hotspot tests of 5 to 50 genes for patients with metastatic NSCLC. We do not believe this LCD from National Government Services reflects coverage for our validated comprehensive genomic profiling products, which include greater than 50 genes.

We have executed a lease for an additional laboratory facility in North Carolina. This North Carolina laboratory facility is not operational. Many factors exist that could delay or limit our ability to establish an operating laboratory at this facility.  If we are able to commence clinical laboratory operations at this facility, the types of testing services that we may perform at this facility remain to be determined. Such determination will be subject to the existence and limitations of applicable licensees and approvals and our ability to meet laboratory and product requirements and to accommodate logistical and commercial needs in the test ordering and fulfillment process. As part of our clinical operations, we are still considering the services we expect to perform at our North Carolina laboratory and in our existing Massachusetts laboratory. If our North Carolina laboratory becomes operational, and this laboratory submits claims for testing from patients covered by Medicare, those claims will be subject to applicable Medicare rules and practices, including the rules and practice of Palmetto, the MAC for the jurisdiction in which the North Carolina laboratory is located. We expect to engage in conversations with Palmetto regarding the potential for coverage and payment by Palmetto for tests from patients covered by Medicare submitted by our North Carolina laboratory. There is no certainty that Palmetto will provide coverage for such Medicare patients, and if coverage is provided, that such coverage will result in payments for claims submitted by our North Carolina laboratory.

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

We are also required to maintain a license to conduct testing in Massachusetts. Massachusetts laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control over and above that required by CLIA. We are also licensed to conduct testing by the states of California, Pennsylvania, Maryland, Florida, Rhode Island, and in New York, where we have received a permit from the New York State Department of Health to conduct FoundationOne and FoundationOne Heme testing and deliver the related test report for specimens originating from New York. We executed in April, 2016, a lease for an additional laboratory facility in North Carolina, and we intend to conduct testing at this laboratory. We are still evaluating the testing services to be performed at the North Carolina laboratory, but we intend to obtain applicable licensure and accreditation to enable the laboratory to become operational. If, after acquiring laboratory licenses, we do not maintain these licenses or if our approval is revoked, our business would suffer. Moreover, other states may adopt similar requirements in the future. We may be subject to regulation in foreign jurisdictions as we expand international distribution of our products and seek to expand clinical laboratory operations outside the United States. International regulation may require prior review or approval of our products or services, may impose limits on the export of tissue, data or personal information necessary for us to perform our tests, and, as we establish laboratory operations outside the United States, may require us to obtain licenses and other operating permits. This additional regulation may affect our ability to provide our products and services and to conduct laboratory operations outside of the United States. If we are unable to comply with existing laws and regulations or changes to the laws and regulations, our business could be materially adversely affected.

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

We furnish to biopharmaceutical partners and academic researchers genomic information that has been de-identified in accordance with the Health Insurance Portability and Accountability Act, or HIPAA, and relevant international health information privacy regulations. The laws of certain states and countries may require specific consent either to retain or utilize certain genetic information for research or other purposes even if such information has been de-identified. A finding that we have failed to comply with any such laws and any remedial activities required to ensure compliance with such laws could cause us to incur substantial costs, to change our business practices, or to limit the retention or use of genetic information in a manner that, individually or collectively, could be adverse to our business.

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

•

amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and related regulatory amendments, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

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

We provide products and services, including molecular testing, as a vendor to our biopharmaceutical partners in connection with clinical trials. We have implemented measures to ensure that all clinical data and genetic and other biological samples that we receive in connection with clinical trials from our biopharmaceutical partners have been collected from subjects who have provided appropriate informed consent for purposes which extend to our product development activities. We seek to ensure that these data and samples are provided to us on a subject de-identified manner.

We also act as a sponsor of clinical trials in connection with data analyses we perform, which are frequently conducted in collaboration with biopharmaceutical partners. We seek and receive approval from an ethical review board, or “Institutional Review Board”, for projects that meet the definition of “human subjects research,” which includes review and approval of processes for subject informed consent and authorization for use of personal information or waivers thereof.

In all our clinical trial-related activities, we also have measures in place to ensure that the subjects from whom the data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our biopharmaceutical partners conduct clinical trials in a number of different countries, and, to a large extent, and particularly when we are acting as a vendor in connection with a project sponsored by our biopharmaceutical partners, we rely upon them to comply with the subject’s informed consent and with applicable local laws and international regulations. The collection of data and samples in many different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The subject’s informed consent obtained in any particular country could be challenged in the future, and those informed consents could prove invalid, unlawful, or otherwise inadequate for our purposes. Any findings against us, or our biopharmaceutical partners, could deny us access to or force us to stop using some of our clinical data or samples, which would hinder our molecular information product development efforts. We could become involved in legal challenges, which could consume our management and financial resources.

If we experience any of a number of possible unforeseen events in connection with clinical trials, our ability to conduct further clinical trials of, obtain regulatory approval of or commercialize future products and services or improvements to existing products and services, could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of future products and services or improvements to existing products and services. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize future products and services or improvements to existing products and services include:

•

regulators or institutional review boards may not authorize us, our investigators or our biopharmaceutical partners to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•

clinical trials of our future product or services candidates, or improvements to our existing products or services, may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

the number of patients, or amount of data, required for clinical trials of our future product or services candidates, or improvements to our existing products or services may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our failure to conduct our clinical trials in accordance with applicable regulatory requirements of the FDA and of other countries;
•	we are unable to develop any companion diagnostic tests and/or obtain regulatory approval to market any such test on a timely basis, or at all;
•

we may decide, or regulators or institutional review boards may require us, or our investigators, or our biopharmaceutical partners to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements,

•

a finding that the participants are being exposed to unacceptable risks to their health or the privacy of their health information associated with our future product or services candidates, or improvements to our existing products or services;

•	the cost of clinical trials of future product or services candidates, or improvements to our existing products or services, may be greater than we anticipate; and
•

the supply or quality of materials or data necessary to conduct clinical trials of future product or services candidates, or improvements to our existing products or services, may be insufficient or inadequate.

Item 5. Other Information

On April 18, 2016, we entered into a Lease Agreement, or the Lease, with ARE-7030 Kit Creek, LLC, or the Landlord, for the lease of approximately 48,236 square feet of office and laboratory space located in a building at 7010 Kit Creek Road, Research Triangle Park, North Carolina, or the Premises. The term of the Lease commenced on April 18, 2016 and expires on January 31, 2022. Upon certain conditions set forth in the Lease, we have the option to extend the Lease for two additional five-year terms.

We will pay annual rent of $21.50 per rentable square foot, or $86,422.83 per month, subject to annual 3% increases beginning February 1, 2018, throughout the term of the Lease. We are entitled to an abatement of fixed rent for the first nine months of the term. In addition, at our election, we may receive up to $1,205,900 from the Landlord for tenant improvements to the Premises, a certain portion of which may be repayable to the Landlord as specified in the Lease.

The Lease includes customary provisions concerning insurance obligations, covenants, indemnities, and events of default. Subject to certain limitations, our obligations under the Lease may be accelerated upon the occurrence of certain uncured events of default.

The foregoing description of the Lease does not purport to be complete and is qualified in its entirety by reference to the Lease, a complete copy of which is filed hereto as Exhibit 10.1 and is incorporated herein by reference. Concurrent with the execution of the Lease, we entered into an asset purchase agreement whereby we purchased certain laboratory equipment and other assets located at the Premises for cash consideration of $0.7 million.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: May 3, 2016	By:	/s/ Michael J. Pellini, M.D.
Michael J. Pellini, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)

Exhibit No.	Exhibit Index

10.1*	Lease Agreement, by and between the Company and ARE-7030 Kit Creek, LLC, dated April 18, 2016

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2016 and 2015, (c) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (d) the Notes to such Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.