Form 10-Q
period 2016-06-30
Foundation Medicine, Inc.
filed 2016-08-03
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 per share, as of July 29, 2016 was 34,927,435.

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

•	our ability to borrow all available amounts under our credit facility with Roche Finance Ltd and our ability to comply with our covenants and other obligations contained in the credit agreement;
•	anticipated trends and challenges in our business and the markets in which we operate; and
•	other risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report and our prior filings with the SEC.

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

FOUNDATION MEDICINE, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2016

FOUNDATION MEDICINE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$62,282	$117,763
Marketable securities	128,130	89,607
Accounts receivable, net of allowance of $171 at June 30, 2016 and December 31, 2015	10,418	7,362
Receivable due from Roche	2,030	403
Inventory	10,160	7,992
Prepaid expenses and other current assets	3,829	6,517
Total current assets	216,849	229,644
Marketable securities	—	24,939
Property and equipment, net	41,211	41,333
Restricted cash	1,395	1,395
Other assets	2,160	678
Total assets	$261,615	$297,989
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,847	$10,469
Accrued expenses and other current liabilities	14,675	12,822
Deferred revenue	1,184	717
Roche related-party deferred revenue	3,742	3,742
Current portion of deferred rent	2,209	2,146
Total current liabilities	32,657	29,896
Deferred rent, net of current portion and other non-current liabilities	9,350	10,404
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 34,865,149 and 34,513,845 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	497,462	489,480
Accumulated other comprehensive gain/(loss)	59	(178)
Accumulated deficit	(277,917)	(231,616)
Total stockholders’ equity	219,608	257,689
Total liabilities and stockholders’ equity	$261,615	$297,989

The accompanying notes are an integral part of these condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$20,712	$18,309	$38,135	$37,604
Related-party revenue from Roche	7,525	4,149	20,480	4,149
Total revenue	28,237	22,458	58,615	41,753
Costs and expenses:
Cost of revenue	11,484	8,950	21,512	17,866
Cost of Roche related-party revenue	471	—	1,833	—
Selling and marketing	14,481	12,542	28,274	22,363
General and administrative	12,503	23,769	21,727	32,611
Research and development	18,500	10,256	31,956	18,944
Total costs and expenses	57,439	55,517	105,302	91,784
Loss from operations	(29,202)	(33,059)	(46,687)	(50,031)
Other income:
Interest income	208	9	386	16
Total other income	208	9	386	16
Net loss	$(28,994)	$(33,050)	$(46,301)	$(50,015)
Other comprehensive income:
Unrealized gain on available-for-sale securities	73	—	237	—
Total other comprehensive income	73	—	237	—
Comprehensive loss	$(28,921)	$(33,050)	$(46,064)	$(50,015)
Net loss per common share, basic and diluted	$(0.84)	$(0.98)	$(1.34)	$(1.60)
Weighted-average common shares outstanding, basic and diluted	34,613,513	33,852,919	34,575,260	31,245,617

The accompanying notes are an integral part of these condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(46,301)	$(50,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,236	4,569
Stock-based compensation expense	7,670	3,789
Amortization of premiums and discounts on marketable securities	148	—
Provision for doubtful accounts on accounts receivable	—	171
Provision for inventory excess and obsolescence	—	105
Changes in operating assets and liabilities:
Accounts receivable	(3,056)	(264)
Receivable from Roche	(1,627)	(4,149)
Inventory	(2,168)	(1,438)
Prepaid expenses and other current assets	2,688	(2,810)
Other assets	18	(474)
Accounts payable	4,797	(1,452)
Accrued expenses and other current liabilities	2,323	1,761
Deferred rent and other non-current liabilities	(991)	2,257
Deferred revenue	467	(213)
Net cash used in operating activities	(28,796)	(48,163)
Investing activities
Purchases of property and equipment	(11,996)	(9,393)
Purchases of marketable securities and other investments	(77,445)	—
Proceeds from maturities of marketable securities	62,453	—
Increase in restricted cash	—	(531)
Net cash used in investing activities	(26,988)	(9,924)
Financing activities
Proceeds from issuance of common stock to Roche, net of issuance costs	—	245,387
Proceeds from issuance of restricted stock and stock option exercises	303	4,216
Net cash provided by financing activities	303	249,603
Net (decrease)/increase in cash and cash equivalents	(55,481)	191,516
Cash and cash equivalents at beginning of period	117,763	72,080
Cash and cash equivalents at end of period	$62,282	$263,596
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	$1,941	$6,466

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

The Company’s clinical molecular information products, FoundationOne for solid tumors, FoundationOne Heme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, and advanced sarcomas, and FoundationACT, a blood-based (liquid biopsy) assay to measure circulating tumor DNA (“ctDNA”), are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer. To accelerate its commercial growth and enhance its competitive advantage, the Company is continuing to develop and commercialize new molecular information products for physicians and biopharmaceutical companies, strengthen its commercial organization, introduce new marketing, education and provider engagement efforts, grow its molecular information knowledgebase, called FoundationCORE, aggressively pursue reimbursement from regional and national third-party payors, publish scientific and medical advances, and foster relationships throughout the oncology community.

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

Under the terms of the transaction, Roche (a) made a primary investment of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares of the Company’s common stock at a purchase price of $50.00 per share and (b) completed a tender offer to acquire 15,604,288 outstanding shares of the Company’s common stock at a price of $50.00 per share. Immediately following the closing of the transaction, Roche owned approximately 61.3% of the outstanding shares. As of June 30, 2016, Roche’s ownership was approximately 60.3% of the outstanding shares. Upon the closing of the transaction, the size of the Board of Directors of the Company (“Board”) was increased to nine, including three designees of Roche. Four existing independent directors and the Company’s Chief Executive Officer, Michael Pellini, M.D., have continued as directors, and the Company expects that one new independent director will be added.

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

On April 6, 2016, the Company and Roche entered into the First Amendment to the R&D Collaboration Agreement, which reduced certain restrictions on the Company’s activities in immuno-oncology and revised certain criteria for the achievement of a development milestone.

On June 16, 2016, the Company and Roche entered into the Second Amendment to the R&D Collaboration Agreement, which set forth the terms of an omnibus development program to provide for R&D projects that do not fall within the scope of the other programs already covered by the R&D Collaboration Agreement.

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

Summary of the Ex-U.S. Commercialization Agreement

In addition to the R&D Collaboration Agreement, the Company entered into a commercial collaboration agreement with Roche designed to facilitate the delivery of the Company’s products and services outside the United States (“Ex-U.S.”) in partnership with Roche (the “Ex-U.S. Commercialization Agreement”). Pursuant to the Ex-U.S. Commercialization Agreement, on April 7, 2016, Roche obtained Ex-U.S. commercialization rights to the Company’s existing products and services and to future co-developed products and services. The Company remains solely responsible for commercialization of its products and services within the United States. The selected geographic areas where Roche exercised its commercialization rights constitute the “Roche Territory.” For those geographic areas that Roche did not select, the commercialization rights for such geographic areas reverted back to the Company. The Ex-U.S. Commercialization Agreement is governed by the JMC. There is also a Joint Operational Committee (“JOC”) that has been established to oversee the activities under the Ex-U.S. Commercialization Agreement. The JMC will have the responsibilities as outlined under the R&D Collaboration Agreement. The JMC and JOC, although considered deliverables under the arrangement, are immaterial in relation to the entire arrangement and therefore were not considered when allocating consideration.

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

On May 9, 2016, the Company and Roche entered into the First Amendment to the Ex-U.S. Commercialization Agreement, which established procedures for each party to track and inform the other party concerning any adverse events, in the event such adverse events were to occur.

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

IVD Collaboration Agreement

On April 6, 2016, the Company entered into a Master IVD Collaboration Agreement (the “IVD Collaboration Agreement”) with F. Hoffmann-La Roche Ltd and Roche Molecular Systems, Inc., which memorializes in a definitive agreement the terms set forth in that certain Binding Term Sheet for an In Vitro Diagnostics Collaboration, by and between F. Hoffmann-La Roche Ltd and the Company, which was entered into in connection with the Company’s strategic collaboration with Roche.

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

5.	Marketable Securities

The following table summarizes the available-for-sale securities held at June 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
Description:
U.S. government agency securities and treasuries	$128,071	$62	$(3)	$128,130
Total	$128,071	$62	$(3)	$128,130

December 31, 2015
Description:
U.S. government agency securities and treasuries	$114,724	$—	$(178)	$114,546
Total	$114,724	$—	$(178)	$114,546

The estimated market value of marketable securities by maturity date is as follows (in thousands):

	June 30, 2016	December 31, 2015
Due in one year or less	$128,130	$89,607
Due after one year through two years	—	24,939
Total	$128,130	$114,546

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive income/(loss) was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2016, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income/(loss) for the same period.

6.	Restricted Cash

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. As of each of June 30, 2016 and December 31, 2015, the Company had restricted cash of $1,395,000.

7.	Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of amounts due from biopharmaceutical customers, and from certain hospitals, cancer centers and other institutions with whom it has negotiated price per test (direct bill) relationships for tests performed using its molecular information platform. There are no accounts receivable associated with amounts that are billed to commercial third-party payors or directly to patients, because this revenue is recognized on a cash basis. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to the Company, and the condition of the general economy and industry as a whole. As of each of June 30, 2016 and December 31, 2015, the Company recorded an allowance for doubtful accounts of $171,000.

Two customer account balances consisting of $2,030,000 and $1,744,000 were greater than 10% of the total accounts receivable balance representing 16% and 14%, respectively, of total accounts receivable at June 30, 2016. Two customer account balances consisting of $2,423,000 and $825,000 were greater than 10% of the total accounts receivable balance representing 31% and 11%, respectively, of total accounts receivable at December 31, 2015.

8.	Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$8,201	$6,604
Work-in-process	1,959	1,388
	$10,160	$7,992

9.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30, 2016	December 31, 2015
Lab equipment	$32,024	$27,883
Computer equipment	11,518	10,542
Software	4,710	3,703
Furniture and office equipment	3,532	3,376
Leasehold improvements	23,865	18,677
Construction in progress	818	5,172
	76,467	69,353
Less: accumulated depreciation and amortization	(35,256)	(28,020)
	$41,211	$41,333

Depreciation and amortization expense for the three and six months ended June 30, 2016 was $4,167,000 and $7,236,000, respectively, compared to $2,363,000 and $4,569,000 for the three and six months ended June 30, 2015, respectively. The Company classifies capitalized internal use software in lab equipment, computer equipment and software based on its intended use.

10.	Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Payroll and employee-related costs	$9,464	$8,375
Professional services	2,851	2,038
Property and equipment purchases	732	1,194
Other	1,628	1,215
	$14,675	$12,822

11.	Net Loss per Common Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Outstanding stock options	1,384,000	1,962,839	1,384,000	1,962,839
Unvested restricted stock	1,546,882	302,769	1,546,882	302,769
Total	2,930,882	2,265,608	2,930,882	2,265,608

12.	Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at June 30, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$28,126	$—	$—	$28,126
Marketable securities:
U.S. government agency securities and treasuries	85,488	42,642	—	128,130
Total assets	$113,614	$42,642	$—	$156,256

	Fair Value Measurement at December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$94,741	$8,400	$—	$103,141
Marketable securities:
U.S. government agency securities and treasuries	54,954	59,592	—	114,546
Total	$149,695	$67,992	$—	$217,687

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. Items measured at fair value on a recurring basis during the three and six months ended June 30, 2016 include marketable securities. The Company did not elect to remeasure any other existing financial assets or liabilities, and did not elect the fair value option for any other financial assets and liabilities transacted during the three and six months ended June 30, 2016 and 2015.

The fair values of the Company’s marketable securities are determined through market and observable sources and have been classified as Level 1 and Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of June 30, 2016.

13.	Stockholders’ Equity

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2016	December 31, 2015
Unvested restricted stock	1,546,882	969,758
Common stock options	1,384,000	1,684,783
Shares available for issuance under the 2013 Stock Option and Incentive Plan	2,447,381	1,694,077
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503
	6,166,766	5,137,121

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

Number of Shares
Unvested at December 31, 2015	959,864
Granted	887,003
Vested	(249,955)
Cancelled	(50,030)
Unvested at June 30, 2016	1,546,882

Total stock-based compensation expense recognized for restricted stock awards was $3,760,000 and $5,873,000 for the three and six months ended June 30, 2016, respectively, and $505,000 and $833,000 for the three and six months ended June 30, 2015, respectively.

Stock Options

A summary of stock option activity under the 2010 Stock Plan and the 2013 Stock Plan for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2015	1,684,783	$17.31	7.7	$13,965
Granted	31,216	19.37
Exercised	(91,455)	3.32
Cancelled	(240,544)	30.47
Outstanding as of June 30, 2016	1,384,000	$16.00	7.1	$10,070
Exercisable as of June 30, 2016	879,783	$13.46	6.8	$7,747

The weighted-average fair value of options granted for the six months ended June 30, 2016 was $11.00 per share. The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 Stock Plan and the 2013 Stock Plan of $871,000 and $1,797,000 for the three and six months ended June 30, 2016, respectively, and $1,596,000 and $2,956,000 for the three and six months ended June 30, 2015, respectively.

The Company recorded stock-based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$521	$185	$820	$388
Selling and marketing	860	626	1,656	1,071
General and administrative	2,287	901	3,593	1,589
Research and development	963	389	1,601	741
Total	$4,631	$2,101	$7,670	$3,789

As of June 30, 2016, unrecognized compensation cost of approximately $33,543,000 related to non-vested stock options and restricted stock awards is expected to be recognized over weighted-average periods of 1.9 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	59.2%	56.5%	59.2%	63.2%
Risk-free interest rate	1.9%	1.56%	1.9%	1.51%
Expected option term (in years)	6.25	6.25	6.25	6.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

14.	Commitments and Contingencies

150 Second Street

In 2013, the Company signed two separate facility leases. The first lease commenced in March 2013 and had a one year expected term which was terminated in October 2013. The second lease (the “Headquarters Lease”) for office and laboratory space at 150 Second Street in Cambridge, Massachusetts, commenced in September 2013 and initially had an eight year expected term. The Headquarters Lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first 10.5 months of the lease, having an initial value of $3,300,000. The landlord also agreed to fund up to $9,239,000 in tenant improvements. The Company recorded the tenant improvements as leasehold improvements and deferred rent on the consolidated balance sheet. Deferred rent is amortized as a reduction in rent expense over the term of the Headquarters Lease. The Company recognizes rent expense on a straight-line basis over the expected lease term. In connection with the Company’s termination of its prior lease at One Kendall Square, the rent abatement was reduced to approximately $1,841,000 and the expected term of the Headquarters Lease was reduced to 7.5 years. The Company began to record rent expense in April 2013 upon gaining access to and control of the space. Upon execution of the Headquarters Lease, the Company paid a security deposit of $1,725,000 which was reduced to approximately $864,000 in 2014. The security deposit is included in restricted cash in the accompanying balance sheet as of June 30, 2016 and December 31, 2015.

On June 30, 2014, the Company executed a Second Amendment to Lease amending the Headquarters Lease, resulting in 8,164 square feet of additional space commencing in November 2014. The Company began recording rent expense upon gaining access to and control of the space in July 2014. The landlord also funded $1,020,500 in normal tenant improvements.

The Company recorded $632,000 of rent expense during each of the three months ended June 30, 2016 and 2015, respectively, and $1,267,000 of rent expense during each of the six months ended June 30, 2016 and 2015, respectively, associated with the Headquarters Lease, as amended.

Ten Canal Park Lease

The Company signed a facility lease (the “Ten Canal Lease”) on March 11, 2015 for office space at Ten Canal Park in Cambridge, Massachusetts (the “Leased Space”). The Ten Canal Lease commenced on March 12, 2015, which was the date the landlord received the Letter of Credit (as defined in the Ten Canal Lease), and expires on August 31, 2020. The Company began paying rent of $172,850 per month, commencing in August 2015, for the first year with scheduled escalating rent payments thereafter, and shall receive up to $1,995,550 from the landlord for tenant improvements to the Leased Space. In connection with the Ten Canal

Lease, the Company provided a security deposit in the amount of $1,037,000, which was reduced to approximately $530,550 in June 2015. The security deposit is included in restricted cash in the accompanying balance sheets as of June 30, 2016 and December 31, 2015.

The Company recorded $411,000 and $815,000 of rent expense during the three and six months ended June 30, 2016, respectively, and $439,000 and $499,000 in the three and six months ended June 30, 2015, respectively, associated with the Ten Canal Lease.

Research Triangle Park Lease Agreement

On April 18, 2016, the Company entered into a facility Lease Agreement (the “ARE Lease”) with ARE-7030 Kit Creek, LLC (the “Landlord”) for the lease of approximately 48,236 square feet of office and laboratory space located in a building at 7010 Kit Creek Road, Research Triangle Park, North Carolina (the “Premises”). The term of the ARE Lease commenced on April 18, 2016 and expires on January 31, 2022. Upon certain conditions set forth in the ARE Lease, the Company has the option to extend the ARE Lease for two additional five-year terms.

The Company will pay rent of $86,423 per month, beginning in January 2017, subject to annual 3% increases beginning February 1, 2018, throughout the term of the ARE Lease. The Company is entitled to an abatement of fixed rent for the first nine months of the term. In addition, the Company, at its election, shall receive up to $1,205,900 from the Landlord for tenant improvements to the Premises, a certain portion of which may be repayable to the Landlord as specified in the ARE Lease. The Company was not obligated to provide a security deposit in connection with signing the ARE Lease.

The Company recorded $196,000 of rent expense during the three and six months ended June 30, 2016 associated with the ARE Lease.

Legal Matters

From time to time, the Company is party to litigation arising in the ordinary course of its business. As of June 30, 2016, the Company is not currently a party to any significant litigation.

15.	Related Party Transactions

Roche Holdings, Inc. and its affiliates

Revenue from Roche was $7,525,000 and $20,480,000 in the three and six months ended June 30, 2016, respectively. Included in the $7,525,000 recognized from Roche in the three months ended June 30, 2016 was $5,265,000 of revenue earned under the Molecular Information Platform Program within the R&D Collaboration Agreement, $1,843,000 from the reimbursement of R&D costs under the CDx Development and Immunotherapy Testing Platform Development Programs, and $417,000 of other Roche-related revenue. Included in the $20,480,000 recognized from Roche in the six months ended June 30, 2016 was $10,585,000 from revenue earned under the Molecular Information Platform Program, a $7,000,000 milestone achieved under the ctDNA Platform Development Program, $2,244,000 from the reimbursement of R&D costs under the CDx Development and Immunotherapy Testing Platform Development Programs, and $651,000 of other Roche-related revenue. Roche-related revenue represented 27% and 35% of the Company’s total revenue in the three and six months ended June 30, 2016, respectively. Costs of related-party revenue from Roche were $471,000 and $1,833,000 for the three and six months ended June 30, 2016, respectively, which consisted of costs incurred under the Molecular Information Platform Program and costs related to the delivery of products outside of the United States under the Ex-U.S. Commercialization Agreement. At June 30, 2016, $2,030,000 and $3,742,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement. At December 31, 2015, $403,000 and $3,742,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement.

Revenue from Roche was $4,149,000 in the three and six months ended June 30, 2015, which consisted of revenue earned under the Molecular Information Platform Program. Roche-related revenue represented 18.5% and 9.9% of the Company’s total revenue in the three and six months ended June 30, 2015, respectively.

There were no other material Roche-related transactions in the three and six months ended June 30, 2016 and 2015.

Other related party transactions

The Company recognized revenue of $1,121,000 and $1,152,000 during the three and six months ended June 30, 2016, respectively, and $484,000 and $1,312,000 during the three and six months ended June 30, 2015, respectively, from an arrangement with an entity affiliated with a member of the Company’s Board executed in the year ended December 31, 2013. At June 30, 2016 and December 31, 2015, $1,089,000 and $825,000, respectively, were included in accounts receivable related to this arrangement.

16.	Subsequent Events

Roche Credit Facility

On August 2, 2016, the Company entered into a credit facility agreement (the “Roche Credit Facility”) with Roche Finance Ltd (“Roche Finance”). Pursuant to the Roche Credit Facility, during the three-year period ending August 2, 2019 (the “Draw Period”), the Company may borrow up to $100,000,000, of which $80,000,000 is available to the Company immediately, subject to certain initial conditions being satisfied, and $20,000,000 will be available upon the achievement of certain milestones. During the Draw Period, the Company shall pay Roche Finance a quarterly commitment fee of 0.3% of the Roche Credit Facility. The proceeds from the Roche Credit Facility are intended to be used for product development and commercialization, corporate development, and working capital management. Loans made under the Roche Credit Facility bear interest at 5% per annum. The Company shall pay Roche Finance, quarterly during the Draw Period, accrued interest on the outstanding principal of the loans. Following the Draw Period, and for five years thereafter, the Company shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on August 2, 2024.

The Roche Credit Facility is secured by a lien on all of the Company’s tangible and intangible personal property, including, but not limited to, shares of its subsidiaries (65% of the equity interests in the case of foreign subsidiaries), intellectual property, insurance, trade and intercompany receivables, inventory and equipment, and contract rights, and all proceeds and products thereof (other than certain excluded assets). The Roche Credit Facility contains affirmative covenants, including, among others, obligations for the Company to provide monthly and annual financial statements, to meet specified minimum cash requirements, to provide tax gross-up and indemnification protection, and to comply with laws. The Roche Credit Facility also contains certain negative covenants, including, among others, restrictions on the Company’s ability to dispose of certain assets, to acquire another company or business, to encumber or permit liens on certain assets, to incur additional indebtedness (subject to customary exceptions), and to pay dividends on the Company’s common stock.

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

Overview

We are a molecular information company focused on fundamentally changing the way in which patients with cancer are evaluated and treated. We believe an information-based approach to making clinical treatment decisions based on comprehensive genomic profiling will become a standard of care for patients with cancer. We derive revenue from selling products that are enabled by our molecular information platform to physicians and biopharmaceutical companies. Our platform includes proprietary methods and algorithms for analyzing specimens across all types of cancer, and for incorporating that information into clinical care in a concise and user-friendly fashion. Our products provide genomic information about and contextualized to each patient’s individual cancer, enabling physicians to optimize treatments in clinical practice and biopharmaceutical companies to develop targeted oncology therapies more effectively. We believe we have a significant first mover advantage and leadership position in providing comprehensive genomic profiling and molecular information products on a commercial scale.

Our clinical molecular information products, FoundationOne for solid tumors, FoundationOne Heme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, and advanced sarcomas, and FoundationACT, a blood-based (liquid biopsy) assay to measure circulating tumor DNA, or ctDNA, are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer. To accelerate commercial growth and enhance competitive advantage, we are continuing to develop and commercialize new molecular information products for physicians and biopharmaceutical companies, strengthen our commercial organization, introduce new marketing, education and provider engagement efforts, grow our molecular information knowledgebase, called FoundationCORE, aggressively pursue reimbursement from regional and national third-party payors, publish scientific and medical advances, and foster relationships throughout the oncology community. We believe our molecular information products address a global market opportunity of $12-15 billion.

The cancer treatment paradigm is evolving rapidly, and there is now widespread recognition that cancer is a disease of the genome, rather than a disease defined solely by its specific anatomical location in the body. Today, physicians increasingly use precision medicines to target cancers based on the specific genomic alterations driving their growth. We believe physicians should obtain molecular information about their patients’ unique cancers to determine the optimal course of treatment.

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne and FoundationOne Heme, and the development of new products such as FoundationACT. We have incurred significant losses since our inception, and as of June 30, 2016 our accumulated deficit was $277.9 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, conduct clinical trials, and invest in our molecular information platform and additional products, including FoundationACT, which launched commercially to ordering physicians in May 2016.

FoundationOne, FoundationOne Heme, and FoundationACT have been commercialized as laboratory developed tests, or LDTs, which are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and are not currently regulated as medical devices under the Federal Food, Drug and Cosmetic Act. In addition to those LDTs, we are working with biopharmaceutical partners to develop FDA-approved companion diagnostics for use in connection with their products.

In addition, we plan to submit FoundationOne for FDA approval. If approved, FoundationOne could be the first FDA-approved comprehensive genomic profiling assay to incorporate multiple companion diagnostics to support precision medicine in oncology, including an indication for use as a companion diagnostic across a diverse range of solid tumors.

Recent Developments

In April 2016, we executed a lease for approximately 48,236 square feet of office and laboratory space located in North Carolina, or the Lease. The term of the Lease commenced on April 18, 2016 and expires on January 31, 2022. Upon certain conditions set forth in the Lease, we have the option to extend the Lease for two additional five-year terms. We expect the lab to commence clinical testing activities in the third quarter of 2016, after we have obtained all applicable licensure and accreditation. Concurrent with the execution of the Lease, we entered into an asset purchase agreement with another third party, whereby we purchased certain laboratory equipment for cash consideration of approximately $0.7 million.

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

We have been in discussions with the FDA and the U.S. Centers for Medicare & Medicaid Services, or CMS, regarding a process called Parallel Review, which would provide an opportunity for the FoundationOne assay, if FDA-approved, to be offered as a covered benefit under Medicare. Our goal is to obtain approval of a Premarket Approval Application, or PMA, from the FDA and, in parallel, a favorable National Coverage Determination, or NCD, for Medicare reimbursement for FoundationOne. The FDA and CMS recently accepted our application for Parallel Review of FoundationOne. The Parallel Review program is intended to facilitate the development and FDA review of innovative new products that have the potential to improve patient outcomes. Parallel Review provides for concurrent review of a PMA by the FDA and an NCD by CMS to facilitate patient access to innovative medical devices. In addition, the FDA accepted our request to review FoundationOne under the Expedited Access Pathway, or EAP program, because it met the three criteria necessary for inclusion in the program, one of which is the large unmet need for comprehensive genomic profiling of tumors. The EAP program is a voluntary program for breakthrough devices. Once accepted into the EAP program, the FDA works with the device sponsor to try to reduce the time and cost from development to an approval decision. Elements of the EAP program may include priority review, interactive review, senior management involvement, and assignment of a case manager. We cannot predict whether the PMA for FoundationOne will be approved by the FDA, or whether the NCD will be granted by CMS.

On August 2, 2016, we entered into a credit facility agreement, or the Roche Credit Facility, with Roche Finance Ltd, or Roche Finance. Pursuant to the Roche Credit Facility, during the three-year period ending August 2, 2019, or the Draw Period, we may borrow up to $100 million, of which $80 million is available to us immediately, subject to certain initial conditions being satisfied, and $20 million will be available upon the achievement of certain milestones. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.3% of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 5% per annum. We shall pay Roche Finance, quarterly during the Draw Period, accrued interest on the outstanding principal of the loans. Following the Draw Period, and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on August 2, 2024.

Financial Operations Overview

Revenue

We derive our revenue from selling products that are enabled by our molecular information platform. The information provided in our test results is branded as FoundationOne, FoundationOne Heme, or FoundationACT, for our clinical customers and is not branded for our biopharmaceutical customers. The principal focus of our commercial operations is to continue to drive adoption of products enabled by our molecular information platform. In particular, we seek to increase sales volume of FoundationOne, FoundationOne Heme, and FoundationACT, in the clinical setting and increase the volume of tests and other services enabled by our molecular information platform that we perform for our biopharmaceutical customers.

For the majority of physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with most commercial third-party payors and, therefore, do not have specific coverage decisions from those third-party payors for our products with established payment rates. Currently, most of the commercial third-party payors that reimburse our claims do so based upon the stacked Current Procedural Terminology, or CPT, codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of commercial third-party payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by each third-party payor on a case-by-case basis. As of June 30, 2016, we were not a participating provider in any state Medicaid program, and therefore, did not have coverage determinations under which our tests were covered by these Medicaid programs. As of June 30, 2016, we were a participating provider in the Medicare program, but we did not have a coverage determination within the jurisdiction where our operational laboratory facility is located. At the end of 2013, we began the process of submitting claims for our tests to Medicare. We may also negotiate rates with patients, if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months or at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

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

We currently have an operating laboratory facility located in Cambridge, Massachusetts, and during the third quarter of 2016, will have a second operating laboratory facility in the Research Triangle Park, North Carolina. There are currently no NCDs that establish whether and how our tests are covered by Medicare. In the absence of NCDs, local Medicare Administrative Contractors, or MACs, that administer the Medicare program in various regions, have some discretion in determining coverage and payment for tests. For example, several MACs, including Palmetto GBA, or Palmetto, the MAC covering the laboratory in North Carolina that we are now establishing, have issued final local coverage determinations, or LCDs, to cover well-validated comprehensive genomic profiles for a subset of non-small cell lung cancer, or NSCLC, patients. The Palmetto LCD became effective July 2015, and specifically included FoundationOne as of October 2015. The local MAC for our Cambridge laboratory, National Government Services, has not elected to follow the same standards for determining coverage. In February 2016, National Government Services announced a final LCD effective April 1, 2016, to provide coverage for hotspot tests of 5 to 50 genes for patients with metastatic NSCLC. We do not believe this LCD reflects coverage for our validated comprehensive genomic profiling products, which includes comprehensive analysis of greater than 50 genes and all classes of alterations, and we will continue to seek a positive coverage determination from National Government Services, which, if obtained, may establish payment for the Medicare claims we submit to this local MAC covering our laboratory in Massachusetts.

Following discussions with NHIC, Corp., the predecessor to National Government Services, we agreed to not submit claims for FoundationOne tests provided to Medicare patients while this MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this MAC’s request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013. We have not recognized any revenue from Medicare for our tests to date. As a result, our net loss is higher than if we were recognizing revenue from the sale of our tests for patients covered by Medicare. As of June 30, 2016, National Government Services has either denied the claims that we have submitted or not processed and reimbursed us for any of the claims in a manner that we believe is consistent with applicable processing guidelines. We are in the process of appealing these unpaid claims. In the future, a MAC assigned to the jurisdiction in which one of our operational laboratory facilities is located may issue a negative coverage determination for one or more of our tests that would apply to future claims or may defer processing a claim pending a coverage or payment determination. If a claim is paid by a MAC assigned to the jurisdiction in which one of our operational laboratory facilities is located, either upon acceptance of the claim or following a successful appeal of a denied claim, we will generate revenue from Medicare for our testing. It is possible that, once our new laboratory in North Carolina is operational, claims for tests submitted by that location will be reimbursed by Palmetto, the MAC assigned to that jurisdiction. FoundationOne, FoundationOne Heme, and FoundationACT tests for patients covered by Medicare represented approximately 30% and 31% of total tests reported to physicians in the United States during the six months ended June 30, 2016 and 2015, respectively.

We expect that our current lack of significant coverage decisions and the general uncertainty around reimbursement for our tests will continue to negatively impact our revenue and earnings, both because we will not recognize revenue for tests performed, particularly if our test volumes increase period-to-period, and because the absence of Medicare or other significant coverage decisions may lead physicians to not order a meaningful number of tests. Following our achievement of a coverage decision from a commercial third-party payor or a government payor, or once we have a sufficient history of claims collections with any such payor that we conclude the fees for our tests for individuals insured by such payor are sufficiently fixed or determinable and collectability is reasonably assured, we will begin to recognize revenue from such payor on an accrual basis. As of June 30, 2016, we had cash, cash equivalents, and marketable securities of approximately $190.4 million. If we are not able to obtain coverage decisions from additional commercial third-party payors and government payors over the longer term, and our available cash and marketable security balances and cash flows from operations are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all, and may be subject to the prior consent of Roche pursuant to our Investor Rights Agreement with Roche dated January 11, 2015, or the Investor Rights Agreement, and the Roche Credit Facility.

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

We expect our domestic revenue to increase over time as we expand our commercial efforts within the United States. Positive reimbursement decisions from additional commercial third-party payors and government payors, such as Medicare and Medicaid, would eliminate much of the uncertainty around payment and could allow us to recognize revenue earlier and potentially increase our overall revenue growth and test volume growth from ordering physicians within the United States. Outside the United States, volume may decrease in the short-term as commercialization efforts under the Ex-U.S. Commercialization Agreement with Roche continues to proceed. In addition, under our Ex-U.S. Commercialization Agreement with Roche, we are now being reimbursed for the cost of each test and a portion of the resulting gross margin by Roche, as compared to the direct-sales, patient pay model under which we had been previously operating for international volume, which we expect will reduce our average revenue per test for patients outside the United States. However, we expect volume outside the United States to increase, and, therefore, over time revenues under the Ex-U.S. Commercialization Agreement are expected to increase as well. We also expect to grow our biopharmaceutical customer base. Over time, we expect that our revenue from ordering physicians within and outside of the United States will exceed revenue from our biopharmaceutical customers, given the higher percentage of patients with cancer who are treated outside of clinical trial settings.

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

During the three months ended June 30, 2016 and 2015, our selling and marketing expenses represented approximately 51% and 56%, respectively, of our total revenue and during the six months ended June 30, 2016 and 2015, selling and marketing expenses represented approximately 48% and 54%, respectively, of our total revenue. We expect our selling and marketing expenses to continue to increase in absolute dollars as we expand our sales force, grow our client service infrastructure, and increase our marketing and medical affairs activities to drive further awareness and adoption of FoundationOne, FoundationOne Heme, FoundationACT, and any future products we may develop.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. During the three and six months ended June 30, 2016, interest income was $0.2 million and $0.4 million, respectively, and $9,000 and $16,000 during the three and six months ended June 30, 2015, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$20,712	$18,309	$2,403	13%
Related-party revenue from Roche	7,525	4,149	3,376	81%
Total revenue	28,237	22,458	5,779	26%
Costs and expenses
Cost of revenue	11,484	8,950	2,534	28%
Cost of Roche related-party revenue	471	—	471	100%
Selling and marketing	14,481	12,542	1,939	15%
General and administrative	12,503	23,769	(11,266)	(47)%
Research and development	18,500	10,256	8,244	80%
Total costs and expenses	57,439	55,517	1,922	3%
Loss from operations	(29,202)	(33,059)	3,857	12%
Other income:
Interest income	208	9	199	2211%
Total other income	208	9	199	2211%
Net loss	$(28,994)	$(33,050)	$4,056	12%

Revenue

Total revenue increased to $28.2 million for the three months ended June 30, 2016 from $22.5 million during the three months ended June 30, 2015. Revenue from tests reported for our ordering physicians decreased to $9.4 million for the three months ended June 30, 2016 from $12.4 million for the three months ended June 30, 2015. The decrease in revenue was driven by several factors, including, moving in-network with a large national payor for stage IV NSCLC testing, which has resulted in no longer receiving payments for other indications that were previously paid by this large national payor on a stacked code basis and in payment delays for the covered indication; a transition from billing certain medical institutions directly to billing their patients’ insurance plans, which resulted in fewer tests paid during the period for those patients; and a modest revenue decline due to the Ex-U.S. Commercialization Agreement with Roche, under which, beginning on April 7, 2016, international tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin, as compared to the direct-sales, patient pay model under which we had previously been operating for international volume. The increase in revenue from our biopharmaceutical customers to $18.8 million from $10.0 million in the three months ended June 30, 2016 and 2015, respectively, resulted from increased business development activity among our new and existing biopharmaceutical customers, including Roche, and a broadening of the services we offer to existing clients.

Included in the $28.2 million of total revenue for the three months ended June 30, 2016 was $7.5 million of related-party revenue from Roche, which was comprised of (i) $5.3 million from revenue earned under the Molecular Information Platform Program within the Roche R&D Collaboration Agreement, (ii) $1.8 million from the reimbursement of R&D costs under the CDx Development and Immunotherapy Testing Platform Development Programs, and (ii) $0.4 million of other Roche-related revenue.

Included in the $22.5 million of total revenue for the three months ended June 30, 2015 was $4.1 million of related-party revenue from Roche, all of which resulted from revenue earned under the Molecular Information Platform Program.

During the three months ended June 30, 2016, we reported 10,286 tests to ordering physicians, including 1,248 FoundationOne Heme tests and 174 FoundationACT tests, as compared to 8,846 tests reported during the three months ended June 30, 2015, including 1,037 FoundationOne Heme tests. We also reported 1,895 and 1,451 tests to our biopharmaceutical customers during the three months ended June 30, 2016 and 2015, respectively.

The average revenue per test sold in the United States for clinical use that met our revenue recognition criteria during the three months ended June 30, 2016 was approximately $3,000. This average revenue per test does not include tests reported under the Roche Ex-U.S. Commercialization Agreement, given that those tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin. This average revenue per test also does not include 2,748 tests reported during the period for patients covered by Medicare, 135 tests that were reported and not billed, and 5,807 tests that were reported and billed to commercial third-party payors during the period but were not paid during the period. This average revenue per test includes 1,729 tests reported in prior periods for which revenue was recognized during the three months ended June 30, 2016.

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

Our average revenue per test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from their third-party payors because the payment is not fixed or determinable and collectability is not reasonably assured, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of broad coverage decisions across large numbers of third-party payors, we have been reasonably successful in securing reimbursement from many commercial third-party payors for tests reported in prior periods. With respect to tests reported for patients covered by Medicare, we commenced the process of submitting claims to Medicare for these tests in November 2013 and have not yet been reimbursed based on properly processed submissions for these claims. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed or determinable and collectability is not reasonably assured, we do expect to record revenue in the future for some of the tests reported in this period. However, it is difficult to predict future revenue from the previously reported tests because we are in an early stage of commercialization and we have limited payment history. As a result, we cannot be certain that the revenue per test we recognize in the future will remain consistent with the average revenue per test reported above.

The cumulative amount of FoundationOne, FoundationOne Heme, and FoundationACT tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 26,591 and 22,835, respectively, as of June 30, 2016. If commercial third-party payors or government payors agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $4,200 and $3,700 for the three months ended June 30, 2016 and 2015, respectively. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time with fluctuations primarily resulting from test mix in a given period. Approximately $13.6 million and $7.2 million of our biopharmaceutical revenue for the three months ended June 30, 2016 and 2015, respectively, represented payments under contracts with multiple-element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Total cost of revenue, including the cost of Roche related-party revenue, increased to $12.0 million for the three months ended June 30, 2016 from $9.0 million for the three months ended June 30, 2015. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, facilities costs, and higher depreciation expense related to new equipment purchases. During the three months ended June 30, 2016 and 2015, our total cost of revenue represented approximately 42% and 40% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Selling and Marketing Expenses

Selling and marketing expenses increased to $14.5 million for the three months ended June 30, 2016 from $12.5 million for the three months ended June 30, 2015. The increase was primarily due to an increase of $2.6 million in personnel-related costs for employees in our sales, marketing, client service, and reimbursement departments to support our commercialization efforts, partially offset by a combined $0.6 million decrease in travel-related and marketing costs.

General and Administrative Expenses

General and administrative expenses decreased to $12.5 million for the three months ended June 30, 2016 from $23.8 million for the three months ended June 30, 2015. The decrease was primarily due to the one-time $14.4 million expense for advisor fees related to closing the Roche transaction recorded during the three months ended June 30, 2015, partially offset by a $2.2 million increase in personnel costs to support and expand our legal, finance, and human resources infrastructure, and a $0.5 million increase in legal costs.

Research and Development Expenses

Research and development expenses increased to $18.5 million for the three months ended June 30, 2016 from $10.3 million for the three months ended June 30, 2015. The increase was primarily due to a $2.7 million increase in laboratory supply costs, including reagents utilized in research and development activities, a $2.7 million increase in employee and contractor-related expenses, a $1.2 million increase in clinical trial expenses, a $0.6 million increase in laboratory management expenses, and a $0.6 million increase in consulting costs.

Interest Income

Interest income was $208,000 and $9,000 for the three months ended June 30, 2016 and 2015, respectively. The increase in interest income was due to interest earned on our marketable securities.

Comparison of Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$38,135	$37,604	$531	1%
Related-party revenue from Roche	20,480	4,149	16,331	394%
Total revenue	58,615	41,753	16,862	40%
Costs and expenses
Cost of revenue	21,512	17,866	3,646	20%
Cost of Roche related-party revenue	1,833	—	1,833	100%
Selling and marketing	28,274	22,363	5,911	26%
General and administrative	21,727	32,611	(10,884)	(33)%
Research and development	31,956	18,944	13,012	69%
Total costs and expenses	105,302	91,784	13,518	15%
Loss from operations	(46,687)	(50,031)	3,344	7%
Other income:
Interest income	386	16	370	2313%
Total other income	386	16	370	2313%
Net loss	$(46,301)	$(50,015)	$3,714	7%

Revenue

Total revenue increased to $58.6 million for the six months ended June 30, 2016 from $41.8 million during the six months ended June 30, 2015. Revenue from tests reported for our ordering physicians decreased to $19.6 million for the six months ended June 30, 2016 from $23.5 million for the six months ended June 30, 2015. The decrease in revenue was driven by several factors, including, moving in-network with a large national payor for stage IV NSCLC testing, which has resulted in no longer receiving payments for other indications that were previously paid by this large national payor on a stacked code basis and in payment delays from the payor for the indication covered; a transition from billing certain medical institutions directly to billing their patients’ insurance plans, which resulted in fewer tests paid during the period for those patients; and a modest revenue decline due to the Ex-U.S. Commercialization Agreement with Roche, under which, beginning on April 7, 2016, international tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin, as compared to the direct-sales, patient pay model under which we had previously been operating for international volume. The increase in revenue from our biopharmaceutical customers to $39.0 million from $18.2 million in the six months ended June 30, 2016 and 2015, respectively, was primarily driven by increased business development activity among our new and existing biopharmaceutical customers and by the achievement of a $7.0 million milestone related to the ctDNA Platform Development Program under the Roche R&D Collaboration Agreement.

Included in the $58.6 million of total revenue for the six months ended June 30, 2016 was $20.5 million of related-party revenue from Roche, which was comprised of (i) 10.6 million from revenue earned under the Molecular Information Platform Program, (ii) a $7.0 million milestone achieved under the ctDNA Platform Development Program, (iii) $2.2 million from the reimbursement of R&D costs under the CDx Development and Immunotherapy Testing Platform Development Programs, and (iv) $0.7 million of other Roche-related revenue.

Included in the $41.8 million of total revenue for the six months ended June 30, 2015 was $4.1 million of related-party revenue from Roche, all of which resulted from revenue earned under the Molecular Information Platform Program.

During the six months ended June 30, 2016, we reported 19,271 tests to ordering physicians, including 2,276 FoundationOne Heme tests and 174 FoundationACT tests, as compared to 16,700 tests reported during the six months ended June 30, 2015, including 2,006 FoundationOne Heme tests. We also reported 4,517 and 3,047 tests to our biopharmaceutical customers during the six months ended June 30, 2016 and 2015, respectively.

The average revenue per test sold in the United States for clinical use that met our revenue recognition criteria during the six months ended June 30, 2016 was approximately $3,000. This average revenue per test does not include tests reported under the Roche Ex-U.S. Commercialization Agreement, given that those tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin. This average revenue per test also does not include 5,212 tests reported during the period for patients covered by Medicare, 212 tests that were reported and not billed, and 9,876 tests that were reported and billed to commercial third-party payors during the period but were not paid during the period. This average revenue per test includes 2,694 tests reported in prior periods for which revenue was recognized during the six months ended June 30, 2016.

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

Our average revenue per test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from their third-party payors because the payment is not fixed or determinable and collectability is not reasonably assured, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of broad coverage decisions across large numbers of third-party payors, we have been reasonably successful in securing reimbursement from many commercial third-party payors for tests reported in prior periods. With respect to tests reported for patients covered by Medicare, we commenced the process of submitting claims to Medicare for these tests in November 2013 and have not yet been reimbursed based on properly processed submissions for these claims. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed or determinable and collectability is not reasonably assured, we do expect to record revenue in the future for some of the tests reported in this period. However, it is difficult to predict future revenue from the previously reported tests because we are in an early stage of commercialization and we have limited payment history. As a result, we cannot be certain that the revenue per test we recognize in the future will remain consistent with the average revenue per test reported above.

The cumulative amount of FoundationOne and FoundationOne Heme tests that have been billed to commercial third-party payors and reported for patients covered by Medicare but for which we have not recognized revenue was 26,591 and 22,835, respectively, as of June 30, 2016. If commercial third-party payors or government payors agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. Any revenue that we receive in respect of these previously reported tests will favorably impact our liquidity and results of operations in future periods.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $4,300 and $3,800 for the six months ended June 30, 2016 and 2015, respectively. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time. Approximately $30.6 million and $11.4 million of our biopharmaceutical revenue for the six months ended June 30, 2016 and 2015, respectively, represented payments under contracts with multiple-element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Total cost of revenue, including the cost of Roche related-party revenue, increased to $23.3 million for the six months ended June 30, 2016 from $17.9 million for the six months ended June 30, 2015. This increase was driven by increasing test volumes from our ordering physicians and biopharmaceutical customers. The average cost per test does not differ materially by customer. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, facilities costs, and higher depreciation expense related to new equipment purchases. During the six months ended June 30, 2016 and 2015, our total cost of revenue represented approximately 40% and 43% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Selling and Marketing Expenses

Selling and marketing expenses increased to $28.3 million for the six months ended June 30, 2016 from $22.4 million for the six months ended June 30, 2015. The increase was primarily due to an increase of $4.9 million in personnel-related costs for employees in our sales, marketing, client service, and reimbursement departments to support our commercialization efforts and a $0.4 million increase in consulting costs.

General and Administrative Expenses

General and administrative expenses decreased to $21.7 million for the six months ended June 30, 2016 from $32.6 million for the six months ended June 30, 2015. The decrease was primarily due to the one-time $14.4 million expense for advisor fees related to closing the Roche transaction recorded during the six months ended June 30, 2015, partially offset by a $3.1 million increase in personnel costs to support and expand our legal, finance, and human resources infrastructure.

Research and Development Expenses

Research and development expenses increased to $32.0 million for the six months ended June 30, 2016 from $18.9 million for the six months ended June 30, 2015. The increase was primarily due to a $4.8 million increase in employee and contractor-related expenses, a $3.3 million increase in laboratory supply costs, including reagents utilized in research and development activities, a $2.1 million increase in laboratory management and facilities costs, a $1.3 million increase in clinical trial expenses, and a $1.3 million increase in consulting costs.

Interest Income

Interest income was $386,000 and $16,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in interest income was due to interest earned on our marketable securities.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of June 30, 2016, we had an accumulated deficit of $277.9 million.

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

As of June 30, 2016, we had cash, cash equivalents, and marketable securities of approximately $190.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in U.S. government agency securities, U.S. treasuries, and money market mutual funds consisting of U.S. government-backed securities and treasuries.

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

On August 2, 2016, we entered into the Roche Credit Facility with Roche Finance. Pursuant to the Roche Credit Facility, during the Draw Period, we may borrow up to $100 million, of which $80 million is available to us immediately, subject to certain initial conditions being satisfied, and $20 million will be available upon the achievement of certain milestones. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.3% of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 5% per annum. We shall pay Roche Finance, quarterly during the Draw Period, accrued interest on the outstanding principal of the loans. Following the Draw Period, and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on August 2, 2024.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,796)	$(48,163)
Investing activities	(26,988)	(9,924)
Financing activities	303	249,603
Net decrease in cash and cash equivalents	$(55,481)	$191,516

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $28.8 million for the six months ended June 30, 2016 compared to $48.2 million for the six months ended June 30, 2015. The decrease in cash used in operating activities was driven primarily by a $9.1 million decrease in cash utilized to support working capital requirements, mainly due to timing of payments for our outstanding accounts payable, a $3.9 million increase in stock-based compensation expense, a $3.7 million decrease in net loss, and a $2.7 million increase in depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $27.0 million and consisted of purchases of marketable securities and other investments of $77.4 million, partially offset by $62.4 million in proceeds received from maturities of marketable securities, and $12.0 million in purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2015 was $9.9 million and primarily consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $0.3 million and consisted solely of proceeds received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2015 was $249.6 million and consisted of $245.4 million of proceeds received from the issuance of common stock related to the Roche transaction, net of issuance costs, as well as $4.2 million from the exercise of stock options during the period.

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

In April 2015, the Roche transaction was consummated, and we received $250.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock to Roche at a price of $50.00 per share. Based on our current business plan, we believe our cash and cash equivalents as of June 30, 2016, the availability of proceeds under the Roche Credit Facility, and anticipated cash flows from operations will be sufficient to meet our anticipated cash requirements over the next 12 months and for the foreseeable future. We may consider raising additional capital to pursue strategic investments or for other reasons, subject to certain consent rights of Roche contained in the Investor Rights Agreement and the Roche Credit Facility. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our selling and marketing activities and continue to invest in new product offerings. If sales of our products grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not completely offset increases in accounts receivable, which could result in greater working capital requirements.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products, lower than currently expected rates of reimbursement from commercial third-party payors and government payors, increased competition from other providers of molecular diagnostic tests or other risks described in Part II, Item 1A. “Risk Factors” in this Quarterly Report and our prior filings with the SEC, we may seek to sell common or preferred equity or convertible debt securities, enter into another credit facility or another form of third-party funding, or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of equity, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations, and certain of these transactions will be subject to the prior consent of Roche as set forth in the Investor Rights Agreement and the Roche Credit Facility. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

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

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations as of June 30, 2016 that have changed significantly since

December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2015, but omitted below, represent those that have not changed significantly since that date.

	Total	2016	2017-2018	2019-2020	Thereafter
	(in thousands)
Operating lease obligations (1)	$35,252	$3,175	$15,136	$14,935	$2,006

(1)	In April 2016, we leased 48,236 square feet for office and laboratory space in Research Triangle Park, North Carolina under an operating lease that expires in January 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There were no material changes during the quarter ended June 30, 2016 with respect to the information appearing in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to litigation arising in the ordinary course of its business. As of June 30, 2016, we were not party to any significant litigation.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated in our Quarterly Report for the quarter ended March 31, 2016 and this Quarterly Report, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Risks Relating to Our Business and Strategy

If our operational laboratory facility becomes damaged or inoperable, if we are required to vacate our laboratory facility, or if we are delayed in obtaining or unable to obtain additional laboratory space, our ability to conduct our genomic analyses, pursue our research and development efforts or our companion diagnostics partnerships, and fulfill our contractual obligations may be jeopardized.

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

We may also construct, acquire or enter into relationships with third parties to procure additional laboratory space inside and outside the United States to support our existing and new tests. Our Ex-U.S. Commercialization Agreement with Roche contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing outside of the United States. In addition, our R&D Collaboration Agreement with Roche contemplates that we will collaborate with Roche on multiple programs related to the development of products and services for use in molecular information, immunotherapy, ctDNA, and companion diagnostics. If we are unable to obtain or are delayed in obtaining new laboratory space to support these commercialization and development efforts, we could fail to meet certain contractual obligations and agreed upon timelines with certain of our biopharmaceutical partners, including Roche, or provide existing products and develop and launch new products in certain territories, which could result in harm to our business and reputation, and adversely affect our business, financial condition and results of operations.

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

We are a “covered entity” under HIPAA, and the U.S. Office of Civil Rights may impose penalties on a covered entity for a failure to comply with a requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity knew or should have known of the failure to comply, or whether the covered entity’s failure to comply was due to willful neglect. These penalties include civil monetary penalties of $100 to $50,000 per violation, up to an annual cap of $1,500,000. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year imprisonment. The criminal penalties increase to $100,000 and up to five years imprisonment if the wrongful conduct involves false pretenses, and to $250,000 and up to 10 years imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Furthermore, in the event of a breach as defined by HIPAA, the covered entity has specific reporting requirements under HIPAA regulations. In the event of a significant breach, the reporting requirements could include notification to the general public.

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

In February 2016, negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that is being referred to as the EU-US Privacy Shield and a draft adequacy decision was presented by the European Commission on February 29, 2016. On April 13, 2016, the Article 29 Working Party, a body made up of a representative from the data protection authority of each EU member State, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its opinion on the draft adequacy decision, the Working Party noted that the framework does not incorporate some of the key principles of the EU data protection regime. Accordingly, the EU-US Privacy Shield was subject to further negotiations and revisions. On May 26, 2016 the European Parliament adopted a resolution and on July 8, 2016 the European Member States representatives approved the final version of the EU-US Privacy Shield, paving the way for the adoption of the decision by the European Commission. On July 12, 2016, the U.S. Department of Commerce announced that the EU-US Privacy Shield program would be open to registrants as of August 1, 2016. However, there continue to be concerns about whether the EU-US Privacy Shield will face additional challenges (such as the Safe Harbor framework). We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

In light of the ECJ opinion in the Schrems case, we are undertaking efforts to conform transfers of Personal Data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. Despite these efforts, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape.

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

The Directive will be replaced in time with the recently adopted European General Data Protection Regulation, which will enter into force on May 25, 2018, and which will impose additional obligations and risk upon our business and which will increase substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of the total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover for more serious offenses. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

In particular, we believe that obtaining a positive LCD or NCD and favorable reimbursement rate from CMS or the applicable MAC, for each of our existing products across all medically indicated tumor types will be a necessary element in achieving material commercial success. Physicians and patients may not order our products unless commercial third-party payors and government payors authorize such ordering and pay for all, or a substantial portion, of the list price, and certain commercial third-party payors may not agree to reimburse our existing products if CMS or the MACs assigned to the jurisdictions in which our operational laboratory facilities are located do not issue a positive coverage decision.

There is currently no NCD that determines whether and how our products are covered by Medicare. In the second quarter of 2016, the FDA and CMS accepted FoundationOne for the Parallel Review program, which provides for concurrent review of medical devices for FDA approval and an NCD by CMS to facilitate patient access to innovative medical devices. We cannot predict whether CMS will grant an NCD for FoundationOne. In the absence of an NCD, local MACs that administer the Medicare program in various regions have some discretion in determining coverage and, therefore, payment for tests. At the time FoundationOne was launched in 2012 and following discussions with NHIC, Corp., the predecessor to National Government Services, the MAC for our Cambridge, Massachusetts laboratory, we agreed to not submit claims for services provided to Medicare patients while this MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this MAC’s request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013.

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

The MAC assigned to the jurisdiction in which we have an operational laboratory facility may deny paying a claim submitted by that facility pending a coverage or payment determination. Even if we do receive payments from the MAC on appeal, the reimbursement rate may be lower than we expect, and if such rate is then adopted by commercial third-party payors, it would have an adverse effect on our revenues and results of operations. In addition, the MAC may issue a non-coverage determination for one or more of our existing products and/or clinically indicated tumor types that would apply to future claims. Although we would have the opportunity to submit additional materials in support of a positive coverage determination for our products to the MAC and to CMS through the Office of Medicare Hearings and Appeals on appeal, there is no guarantee that the MAC or CMS will provide us with a positive coverage decision or reverse a non-coverage decision that it already issued.

If CMS does not issue a positive NCD, or MACs assigned to the jurisdiction in which one of our operational laboratory facilities is located does not issue an LCD, with respect to one or more of our products and/or clinically indicated tumor types, or if a MAC denies reimbursement of one or more of these products, withdraws its coverage policies after reimbursement is obtained, reviews and adjusts the rate of reimbursement, or stops paying for one or more of these products altogether, our revenue and results of operations would be adversely affected both because we will not receive revenue for tests performed but also because physicians may be less likely to order a test for a patient if the test is not subject to a coverage determination such that the patient could ultimately be responsible for all or substantially all of the cost of the test.

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

We have executed a lease for an additional laboratory facility in North Carolina. This North Carolina laboratory facility is not operational. Many factors exist that could delay or limit our ability to establish an operating laboratory at this facility.  If we are able to commence clinical laboratory operations at this facility, the types of testing services that we may perform at this facility remain to be determined. Such determination will be subject to the existence and limitations of applicable licenses and approvals and our ability to meet laboratory and product requirements and to accommodate logistical and commercial needs in the test ordering and fulfillment process. As part of our clinical operations, we are still considering the services we expect to perform at our North Carolina laboratory and in our existing Massachusetts laboratory. If our North Carolina laboratory becomes operational, and this laboratory submits claims for testing from patients covered by Medicare, those claims will be subject to applicable Medicare rules and practices, including the rules and practice of Palmetto, the MAC for the jurisdiction in which the North Carolina laboratory is located. We expect to engage in conversations with Palmetto regarding the potential for coverage and payment by Palmetto for tests from patients covered by Medicare submitted by our North Carolina laboratory. There is no certainty that Palmetto will provide coverage for such Medicare patients, and if coverage is provided, that such coverage will result in payments for claims submitted by our North Carolina laboratory.

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

The FDA does not currently regulate most laboratory developed tests, or LDTs, such as FoundationOne, FoundationOne Heme, and FoundationACT. The FDA historically took the position that, although such LDTs are medical devices, it would exercise enforcement discretion by not requiring compliance with its regulations. However, in June 2010, the FDA announced that it intends to no longer exercise enforcement discretion for LDTs and subsequently stated that it would publish guidance documents describing an approach to regulating LDTs. In October 2014, the FDA published two draft guidance documents that, if finalized, would implement a regulatory approach for most LDTs. In the draft guidance documents, the FDA stated that it had serious concerns regarding the lack of independent review of the evidence of clinical validity of LDTs and asserted that the requirements under CLIA do not address the clinical validity of any LDT. If published and finalized in the same form, the guidance documents would impose a risk-based, phased-in approach for LDTs similar to the existing framework for in vitro diagnostic devices.

Under the risk-based approach described in the draft guidance documents, the FDA would rely upon its existing medical device classification system to evaluate the risk of LDTs. Subject to certain limited exemptions, the FDA would require that laboratories providing LDTs, within six months after the guidance documents are finalized, comply with (i) either a new notification procedure in which the laboratory must provide the FDA with certain basic information about each LDT offered by their laboratory or the FDA’s device registration and listing requirements, and (ii) the medical device reporting requirements for LDTs offered by that laboratory. The FDA’s premarket review requirements would begin twelve months after finalization of the guidance documents for the highest risk tests, including LDTs with the same intended use as a companion diagnostic or LDTs with the same intended use as an FDA-approved Class III medical device.  For new LDTs (those initially marketed after finalization of FDA’s guidance document) in this highest-risk group, premarket review and approval would be required before such LDTs are available for use.  Premarket review for other LDTs classified as high-risk by the FDA would be phased in over the next four years and the FDA expects to announce the priority list for premarket review for the remaining Class III LDTs within 24 months from finalization of this guidance. The FDA identified certain tests as higher risk, including LDTs that act like companion diagnostics, LDTs that screen for serious diseases or conditions for use in asymptomatic patients with no other available confirmatory diagnostic product or procedure, and LDTs for certain infectious diseases with high-risk intended uses. Such higher risk LDTs would likely receive higher priority during the phased-in enforcement period. Premarket review of moderate-risk (Class II) LDTs would be phased-in over a period of four years following completion of the premarket review period for LDTs classified as high-risk.

For LDTs that are marketed before such time as FDA begins requiring premarket review for that type or class of LDT, the LDT could remain on the market while the FDA reviews the applications or premarket notifications for such test. In addition, once a premarket application is submitted to FDA or FDA issues a 510(k) clearance order, the laboratory must also comply with FDA’s quality system regulation.

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

For tests that are subject to FDA regulation, we may not be able to obtain timely approvals for our tests or otherwise comply with FDA regulatory requirements.

If the FDA’s proposed framework for regulating LDTs is finalized and implemented, or if legislation is enacted that subjects LDTs to FDA regulation, we would need to comply with FDA regulatory requirements for our LDTs, including FoundationOne, FoundationOne Heme, FoundationACT, or any future LDTs intended for clinical use.  In addition, we are developing both individual and universal companion diagnostic tests, both of which will be regulated by FDA as medical devices.

For products that are subject to FDA requirements, including requirements for premarket clearance or approval, we may not be able to obtain such clearance or approvals on a timely basis, or at all. Our business could be negatively impacted if we are required to stop selling molecular information products pending their clearance or approval, or the launch of any new products that we develop could be delayed by new requirements. The cost of conducting clinical trials and otherwise developing data and information to support premarket applications may be significant. If classified as Class III medical devices, our products would likely be required to be approved by the FDA under a PMA, which must be supported by valid scientific evidence to demonstrate a reasonable assurance of safety and effectiveness of the subject product, typically including the results of human clinical trials that demonstrate the clinical utility of our products. If classified as Class II medical devices, we would need to submit premarket notifications or 510(k)s that demonstrate that our products are substantially equivalent in technological characteristics and intended use to legally-marketed predicate devices. If we are unable to identify an appropriate predicate that is substantially equivalent to our device, we would be required to submit a PMA or a de novo reclassification request.

After approval, products subject to FDA regulation are required to comply with post-market requirements, including facility registration, product listing, FDA inspections, quality system requirements, adverse event reporting, recalls, corrections and removals, restrictions on advertising and promotion, and other requirements.  These requirements could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA could result in enforcement actions, including untitled or warning letters, fines, injunctions, or civil or criminal penalties. In addition, we could be subject to a recall or seizure of current or future products, operating restrictions, a partial suspension or a total shutdown of production. Any such enforcement action would have a material adverse effect on our business, financial condition and operations.

The FDA recently granted our request to review FoundationOne under the Expedited Access Pathway, or EAP program because it met the three criteria necessary for inclusion in the program, one of which is the large unmet need for comprehensive genomic profiling of tumors. Once accepted into the EAP program, FDA will work with the device sponsor to try to reduce the time and cost from development to an approval decision. Elements of the EAP program may include priority review, interactive review, senior management involvement, and assignment of a case manager. We cannot predict whether the PMA for FoundationOne will be approved by the FDA.

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

Additionally, in April 2014 the Protecting Access to Medicare Act of 2014, or PAMA, was enacted into law. PAMA reforms the Medicare payment system for clinical laboratory tests paid through the CLFS. It rescinds CMS statutory authority to make adjustments to future payments for tests based on “technological changes,” which CMS had intended to apply to certain test codes on the CLFS beginning in calendar year 2015. PAMA establishes a market-based payment system for Medicare payment for clinical diagnostic laboratory tests. Under this new methodology, CMS will establish Medicare payment for each test based on the weighted median of the payment rates for private payors for the test. PAMA also creates a new class of test called the Advanced Diagnostic Laboratory Test, defined as a sole source test that is either a multi-analyte test with a unique algorithm yielding a single, patient-specific result, a test that is cleared or approved by FDA, or a test meeting other similar criteria developed by the Secretary of Health and Human Services.

On June 17, 2016 CMS issued the Medicare Clinical Diagnostic Laboratory Tests Payment System Final Rule, or the Final Rule, to implement the laboratory test payment provisions of PAMA. Under section 1834A, certain clinical laboratories are required to report private payor payment rates and corresponding test volumes. PAMA directs CMS to establish parameters for payment rate reporting by June 30, 2015 and requires the market-based payment system to start on January 1, 2017.

However, in the Final Rule, CMS delayed the data collection and reporting requirements until the first calendar quarter of 2017. The market-based payment rates for most laboratory tests currently paid on the CLFS will now take effect on January 1, 2018. The agency is planning to issue sub-regulatory guidance on additional topics including a list of specific HCPCS codes for which laboratories must report data. CMS has not published sub-regulatory guidance describing how PAMA will be implemented, and as a result, the full impact of the Act on Medicare reimbursement of new and existing tests is uncertain. Our average commercial payor reimbursement starting in 2018 could be adversely affected depending upon if and how payors adopt this new CMS pricing methodology and the resulting rates.

Finally, the Center for Medicare and Medicaid Innovation announced on June 29, 2016 that the Oncology Care Model, or OCM, will begin on July 1, 2016. The OCM is a five year voluntary program that includes 196 physician practices in 31 states, as well as 17 private payors. Under the OCM, participating practices receive performance based payments on the basis of how their prices for 6-month “episodes” of cancer compare to “benchmark” prices for similar episodes. These benchmarks are based on the period of January 2012 through June 2015. The model may impact the utilization of our tests among those practices participating in OCM.

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

We believe that our LDTs comply with FDA’s regulatory policies for LDTs. In October 2014, FDA issued draft guidance documents stating that the agency intends to regulate LDTs using a risk-based, phased-in approach and will continue exercising enforcement discretion until the draft guidance is finalized and, even after finalized, during the period in which the phased-in approach is implemented. We continue to evaluate the services that will be transitioned to our North Carolina laboratory and will assess whether any tests associated with such services are consistent with FDA’s statements that the design and performance of an LDT should take place in a single clinical laboratory. In the event that the agency takes the position that any of our tests do not meet this standard, FDA has stated that it intends to continue exercising enforcement discretion and will apply the same risk-based, phased-in approach described in its October 2014 draft guidance document to any such test that is offered by a CLIA-certified laboratory. Any such phased-in approach would not begin until after the October 2014 draft guidance is finalized. FDA has also stated that, regardless of its enforcement discretion policy and the proposed phased-in approach, FDA may take enforcement action to protect the public health if, for example, an LDT presents a significant risk to public health.

We will become subject to additional regulations in foreign jurisdictions as we and Roche expand international distribution of our products and seek to expand clinical laboratory operations outside the United States. International regulation may require prior review or approval of our products or services, may impose limits on the export of tissue, data or personal information necessary for us to perform our tests, and, as we establish laboratory operations outside the United States, may require us to obtain licenses and other operating permits. This additional regulation may affect our ability to provide our products and services and to conduct laboratory operations outside of the United States. If we are unable to comply with existing laws and regulations or changes to the laws and regulations, our business could be materially adversely affected.

We furnish to biopharmaceutical partners and academic researchers genomic information that has been de-identified in accordance with HIPAA, and relevant international health information privacy regulations. We may also furnish our biopharmaceutical partners and academic researchers with identifiable genomic information for research purposes, so long as such disclosure has been approved by an institutional review board or other ethical or privacy review board. The laws of certain states and countries may require specific consent either to retain or utilize certain genetic information for research or other purposes even if such information has been de-identified, or may require that we obtain a waiver of such consent by an ethical or privacy review board. A finding that we have failed to comply with any such laws and any remedial activities required to ensure compliance with such laws could cause us to incur substantial costs, to change our business practices, or to limit the retention or use of genetic information in a manner that, individually or collectively, could be adverse to our business.

In addition to CLIA and HIPAA, our operations are subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

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

•

the federal Stark physician self-referral law, which prohibits a physician from making a referral for certain designated health services covered by a federal healthcare program, including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

•

the federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare federal or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a federal or state health care program, unless an exception applies;

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

Risks Related to Our Relationship with Roche

Our new credit facility with Roche contains restrictions that limit our flexibility in operating our business.

On August 2, 2016, we entered into a secured credit facility with Roche Finance, an affiliate of Roche, pursuant to which we may borrow up to $100 million. The Roche Credit Facility is secured by a lien on all of our assets, including shares of our subsidiaries, our intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Roche Credit Facility requires us to meet specified minimum cash requirements and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	sell, lease, transfer or otherwise dispose of certain assets;
•	acquire another company or business or enter into a merger or similar transaction with third parties;
•	incur additional indebtedness, subject to customary exceptions;
•	encumber or permit liens on certain assets; and
•	pay dividends on our common stock.

Our Board of Directors, or Board, or management team could believe that taking any one of these actions would be in our best interests and the best interests of our stockholders. As such, if we are unable to complete any of these actions because Roche Finance does not provide its consent, it could adversely impact our business and results of operations.

In the event of a default, including, among other things, our failure to make any payment when due or our failure to comply with any provision of the Roche Credit Facility, Roche Finance could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, Roche Finance could proceed against the collateral granted to them to secure such indebtedness.

Roche Finance’s interests as a lender may not always be aligned with our interests, or with Roche’s interests as a stockholder. If our interests come into conflict with those of Roche Finance, including in the event of a default under the Roche Credit Facility, Roche Finance may choose to act in its self-interest, which could adversely affect the success of our current and future collaborative efforts with Roche.

Risks Relating to Our Financial Condition and Capital Requirements

We have a history of net losses. We expect to incur net losses in the future and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including a net loss of $89.6 million in 2015. From our inception in 2009 through June 30, 2016, we had an accumulated deficit of $277.9 million. We expect our losses to continue as a result of ongoing research and development expenses and increased selling and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

We may need to raise additional capital to fund our existing operations, develop our molecular information platform, commercialize new products, and expand our operations.

If our available cash balances, net proceeds from our initial public offering, or IPO, the investment from Roche, the Roche Credit Facility and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or other risks described in our most recent Annual Report, we may seek to sell common or preferred equity or convertible debt securities, enter into another credit facility or another form of third-party funding, or seek other debt financing.

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

The various ways we could raise additional capital carry potential risks and are, in certain cases as set forth in the Investor Rights Agreement and Credit Facility, subject to the prior consent of Roche. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement, like the Roche Credit Facility could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products, or grant licenses on terms that are not favorable to us.

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

Risks Related to Our Common Stock

 We have never paid dividends on our capital stock, the Roche Credit Facility prohibits the payment of dividends, and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date, the Roche Credit Facility prohibits the payment of dividends and we currently intend to retain all of our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

Our relationship with Roche and anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

As of June 30, 2016, Roche beneficially owned approximately 60.3% of our outstanding common stock. As a result, until such time as Roche and its affiliates hold shares representing less, and potentially a material portion less, than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, Roche generally will have the ability to control the outcome of matters submitted for the vote of our stockholders related to a proposed takeover attempt. In addition, pursuant to the Roche Credit Facility, a “Change in Control” is considered to be an “Event of Default” which triggers the acceleration of all unpaid indebtedness under the Roche Credit Facility. The existence of a majority stockholder and the acceleration of the repayment of the indebtedness under the Roche Credit Facility could discourage third parties from acquiring our business since the third party would be required to negotiate any such transaction with Roche, and the interests of Roche with respect to such transaction may be different from the interests of our other stockholders. In particular, it is possible that our minority stockholders may not receive a control premium for their shares upon any eventual sale of our business.

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

FOUNDATION MEDICINE, INC.

Date: August 3, 2016	By:	/s/ Michael J. Pellini, M.D.
Michael J. Pellini, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2016	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)

Exhibit No.	Exhibit Index

10.1	Lease Agreement, by and between the Company and ARE-7030 Kit Creek, LLC, dated April 18, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 3, 2016).

10.2*#	First Amendment to Collaboration Agreement, by and among the Company, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., dated April 6, 2016.

10.3*#	Second Amendment to Collaboration Agreement, by and among the Company, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., dated June 16, 2016.

10.4*	First Amendment to Ex-US Commercialization Agreement, by and between the Company and F. Hoffmann-La Roche Ltd, dated May 9, 2016.

10.5*#	Master IVD Collaboration Agreement, by and among the Company, F. Hoffmann-La Roche Ltd and Roche Molecular Systems, Inc., dated April 6, 2016.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2016 and 2015, (c) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, and (d) the Notes to such Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.