Form 10-Q/A
period 2016-06-30
Foundation Medicine, Inc.
filed 2016-11-16
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE – EXHIBIT FILING ONLY

Foundation Medicine, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Form 10-Q”), originally filed on August 3, 2016. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.5 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.5 based on Commission comments in order to restore certain redacted information in the agreement on such exhibit that was subject to a confidential treatment request. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: November 16, 2016	By:	/s/ Michael J. Pellini, M.D.
Michael J. Pellini, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2016	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)

Exhibit No.	Exhibit Index

10.5*#	Master IVD Collaboration Agreement, by and among the Company, F. Hoffmann-La Roche Ltd and Roche Molecular Systems, Inc., dated April 6, 2016.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

4