Form 10-K
period 2016-12-31
Foundation Medicine, Inc.
filed 2017-03-03
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market as of such date was approximately $252.7 million. As of February 24, 2017 there were 35,418,498 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

FOUNDATION MEDICINE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

Unless the content requires otherwise, references to “Foundation Medicine,” “the Company,” “we,” “our,” and “us,” in this Annual Report refer to Foundation Medicine, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

Overview

We are a molecular information company focused on fundamentally changing the way in which patients with cancer are evaluated and treated. We believe an information-based approach to making clinical treatment decisions based on comprehensive genomic profiling, or CGP, will become standard of care for patients with cancer. We derive revenue from selling products that are enabled by our molecular information platform to physicians and biopharmaceutical companies. Our platform includes proprietary methods and algorithms for analyzing specimens across all types of cancer, and for incorporating that information into clinical care in a concise and user-friendly fashion. Our products provide genomic information about each patient’s individual cancer obtained from that analysis, enabling physicians to optimize treatments in clinical practice and biopharmaceutical companies to develop targeted oncology therapies more effectively. We believe we have a significant first mover advantage in providing high-quality, comprehensive genomic profiling and molecular information products globally on a commercial scale.

Our suite of clinical molecular information products includes four rigorously validated assays based on our CGP approach:

•	FoundationOne for solid tumors, our flagship assay that we commercialized in 2012;
•	FoundationOne Heme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, pediatric cancers, and advanced sarcomas, that we commercialized in 2013;
•

FoundationACT (Assay for Circulating Tumor DNA), our blood-based (liquid biopsy) assay to evaluate circulating tumor DNA, or ctDNA, which is DNA shed from tumors that circulates in blood plasma outside of cells, that we commercialized in May 2016; and

•

FoundationFocus CDxBRCA, an FDA-approved, companion diagnostic assay to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered, that we commercialized in December 2016.

Our product portfolio is, to our knowledge, the only widely available portfolio of CGP-based testing designed for use in the routine care of patients with cancer. To accelerate our commercial growth and enhance our competitive advantage, we are continuing to develop and commercialize new molecular information products for physicians and biopharmaceutical companies, pursue reimbursement from regional and national commercial third-party payors and government payors, strengthen our commercial organization, introduce new marketing, education, provider, policy, and advocacy engagement efforts, grow our molecular information knowledgebase, called FoundationCORE, publish scientific and medical advances, and foster relationships across the oncology community.

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

We believe the oncology community needs comprehensive molecular information products that can assess the known biologically relevant genomic alterations from a patient’s cancer and distill complex molecular information into a concise and actionable format. We designed our suite of clinical molecular information products to be such products. We believe a CGP approach to providing molecular information for use in clinical settings addresses an area of significant unmet medical need for patients suffering from advanced, or active metastatic, cancers. We estimate that there are approximately 1.1 million patients per year in the United States with newly-diagnosed or recurrent active metastatic cancers who fall into challenging treatment categories, including patients who have rare or aggressive diseases, patients whose disease has progressed after standard treatments, and patients who have tested negative under, or been ineligible for, traditional molecular diagnostic tests. We are initially focusing on these patients because we believe this patient population will benefit most from our comprehensive molecular information products.

To maintain our market leadership position and offer physicians and the biopharmaceutical industry a full suite of innovative molecular information solutions, we launched our third comprehensive genomic profiling product, FoundationACT, in May 2016. We believe FoundationACT is becoming an important molecular information solution for oncologists because it provides a new option for using a CGP approach when a tissue biopsy is not feasible or when tissue is not available. By analyzing cell-free DNA isolated from a patient’s blood, we can identify clinically relevant genomic alterations in the circulating tumor DNA and match these alterations to targeted therapies and clinical trials.

As the number of available targeted therapies expands and as physicians gain further experience using comprehensive molecular information in their routine treatment decisions, we believe that the potentially addressable market for comprehensive molecular information products will expand over the next five years to include most patients who have metastatic disease, additional patients with earlier stage disease, and for liquid biopsy comprehensive molecular information products, patients from whom a tissue biopsy is not available. We estimate that this potential U.S. market expansion could include an additional 900,000 total patients for FoundationOne, FoundationOne Heme, and FoundationACT, bringing the total number of patients who could benefit from our approach in the United States to approximately 2 million on an annual basis.

The use of precision medicine in oncology is continually evolving, and we believe the understanding of the genomic changes in each patient’s tumor DNA is enabling a shift in clinical treatment from a one-size-fits-all approach to one that is highly individualized based on comprehensive molecular information. As such, the biopharmaceutical industry is accelerating research and development of targeted therapies and immunotherapies.  For example, between the years 2005-2013, there were approximately 680 clinical trials in the United States investigating personalized medicine in oncology. In 2016, we believe this number exceeded 3,000 clinical trials. To keep pace with this shift to personalized medicine, there is an increasing focus on the use of companion and complementary diagnostics to guide physicians in selecting the most appropriate therapy for each patient.

We believe we can utilize the FoundationOne platform under quality system regulation, or QSR, to enable universal access to personalized therapies as a pan-cancer, comprehensive, universal companion diagnostic assay. By enabling physicians to use a single, U.S. Food and Drug Administration, or FDA, approved companion diagnostic assay for multiple drugs requiring a companion diagnostic, we believe we can eliminate much of the guesswork which often arises when selecting a diagnostic test. Our approach is designed to help assure physicians and their patients that they have the information necessary to make an informed treatment decision based on a comprehensive view of companion diagnostic claims, as well as potential treatment options based on guidelines, peer-reviewed literature, and clinical trial options. We believe an FDA-approved, pan-cancer, universal companion diagnostic would give us a distinct competitive advantage for our clinical and biopharma businesses. We believe we have a significant first mover advantage in achieving this goal based on recent progress with the FDA and with several biopharma partners. These milestones include:

•

In August 2016, the FDA and the Centers for Medicare and Medicaid Services, or CMS, accepted our universal companion diagnostic assay based on our FoundationOne platform for the Parallel Review program as an example of an innovative technology most likely to benefit from the efficiencies of this program. The FDA also accepted our request for review as part of its Expedited Access Pathway, or EAP, for breakthrough devices. If approved, we believe this assay will be the first FDA-approved universal CGP assay to incorporate multiple companion diagnostics, or CDx, to support precision medicine in oncology, including an indication for use as a companion diagnostic across a diverse range of solid tumors. Obtaining a Medicare National Coverage Determination, or NCD, from CMS concurrently with FDA approval would allow our universal companion diagnostic assay based on our FoundationOne platform to be offered as a covered benefit under Medicare and avoid the significant time interval and uncertainty that often occurs between FDA approval and issuance of an NCD. Based on FDA correspondence, we believe the Parallel Review process will conclude in the second half of 2017.

•

In December 2016, we obtained FDA approval for FoundationFocus CDxBRCA for use as a companion diagnostic to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib), a therapeutic offered by our partner, Clovis Oncology, Inc., or Clovis, is being considered. With this FDA approval, FoundationFocus CDxBRCA became the first FDA-approved, tissue-based, genomic assay based on next generation sequencing, or NGS, that detects tumor BRCA1 and BRCA2 mutations (which may include both germline (inherited) and somatic (acquired) mutations) in ovarian cancer. According to the American Cancer Society, more than 22,000 women were diagnosed with ovarian cancer in the United States in 2016.

We believe FDA approval of our first companion diagnostic validates the quality and accuracy of the FoundationOne platform, supports our regulatory strategy for FoundationOne, and provides significant competitive differentiation in our biopharma molecular information service offerings. If approved by the FDA, we believe our universal companion diagnostic assay will offer the biopharma industry a more efficient and expedited process for companion diagnostic development and provide a de-risked regulatory process for approval. We expect our universal companion diagnostic to expand over time in terms of the number of companion diagnostic claims approved by the FDA. In addition to FoundationFocus CDxBRCA, we are currently developing companion diagnostics for AstraZeneca PLC, or AstraZeneca, Mirati Therapeutics, Inc., or Mirati, and affiliates of Roche Holdings, Inc., or Roche, and we expect these companion diagnostic claims to be included as part of our universal companion diagnostic assay, if approved by the FDA.

We believe we have a significant first mover advantage in building what is, to our knowledge, the only commercially available molecular information platform that comprehensively assesses cancer simultaneously for all four classes of genomic alterations (i.e., base pair substitutions, copy number alterations, short insertions and deletions, or indels, and gene rearrangements) across all cancer-related genes with the sensitivity and specificity required for routine medical practice. We published our analytic validation for FoundationOne in Nature Biotechnology in October 2013. Together with our partner, Memorial Sloan Kettering Cancer Center, we published our analytic validation for FoundationOne Heme in the journal, Blood, in 2016. We presented analytic validation data for FoundationACT at various medical meetings in 2016, including the 2016 Advances in Genome Biology and Technology Conference and the 2016 Annual Meeting of the American Association for Cancer Research (AACR), demonstrating that our platform achieves high unique coverage for our test from limited ctDNA input which enables accurate detection of base substitutions, indels, and genomic rearrangements at very low tumor content, as well as copy number amplifications with performance specifications equivalent to those for FoundationOne. FoundationFocus CDxBRCA was approved by the FDA based on rigorous analytic validation. The complex molecular information from each product in our suite of clinical molecular information products is delivered via a report that matches detected molecular alterations with potentially relevant treatment options, including clinical trials.

We believe the genomic alterations identified for each patient should be accompanied by the most current and relevant scientific and medical literature related to those alterations, and that this information should be presented in a clear and concise manner. Our molecular information knowledgebase, FoundationCORE, stores this genomic alteration data, along with a highly curated database of clinical findings and evidence associated with these genomic results. Through FoundationICE, our online Interactive Cancer Explorer, we make test reports available to the ordering physicians. We believe FoundationICE will help physicians to use our clinical products more efficiently and will enhance the utility of comprehensive genomic profiling.

We believe our unique and proprietary decision support applications are a competitive differentiator of our comprehensive molecular information solutions and may accelerate the adoption of our products while enabling greater patient access to personalized medicine. An example is an innovative program called SmartTrials, which includes a suite of offerings to help increase patient access to clinical trials, and, in doing so, accelerate drug development for our biopharma partners.

It is estimated that only 3%-4% of patients with cancer in the United States are enrolled in clinical trials. Our SmartTrials program launched with its first offering, Precision Enrollment, as a pilot program in October 2015. This program provides physicians with information on certain enrolling studies of investigational, targeted therapies, and immunotherapies based on the genomic alterations identified in a patient’s tumor sample. Based on the success of this pilot, the Precision Enrollment offering was expanded significantly in 2016 and has now resulted in increased patient access to trials and greater efficiency of clinical trial recruitment and enrollment for several participating biopharma partners. We have also developed, and are now piloting, additional offerings within the SmartTrials portfolio. We believe our SmartTrials program may be a catalyst for precision medicine by enabling greater patient access to personalized therapies and simultaneously enabling our biopharmaceutical partners to accelerate drug development, while building the necessary evidence base to guide clinical decision-making and guideline development.

We have observed significant adoption of our clinical molecular information products in the marketplace, and several thousand physicians from large academic centers to community-based practices have ordered our molecular information products for clinical use. We believe this breadth of adoption demonstrates the demand for and utility of our comprehensive genomic profiling solutions that help oncologists effectively implement the promise of precision medicine. We believe our current and future molecular information products address a market opportunity of $12-15 billion over the next three to five years.

We believe our suite of molecular information products have a sustainable competitive advantage because they:

•

Provide comprehensive and reliable identification of clinically relevant information — FoundationOne currently assesses 315 biologically relevant cancer genes for all classes of genomic alterations with high sensitivity and specificity. We believe FoundationOne identifies genomic alterations that other commercially available diagnostic tests cannot. FoundationOne Heme employs RNA sequencing of 265 genes in addition to DNA sequencing of 406 genes to detect all classes of genomic alterations across genes known to be altered (other than through inherited genetic characteristics), which are also known as somatic alterations, in hematologic malignancies, pediatric cancers, and advanced sarcomas, which we believe also will lead to the identification of clinically relevant information. FoundationACT identifies in a cancer patient’s blood all known clinically relevant alterations in 62 genes altered in human solid tumors that are validated targets for therapy or are unambiguous drivers of cancer. The assay has been optimized to overcome the tremendous challenges of detecting low quantities of ctDNA in blood and has been analytically validated for high accuracy across all classes of genomic alterations. FoundationFocus CDxBRCA is the first FDA-approved, tissue-based, genomic assay based on next generation sequencing that detects tumor BRCA1 and BRCA2 mutations (which may include both germline (inherited) and somatic (acquired) mutations) in women with ovarian cancer.

•

Promote physician interaction to create a powerful network effect — We are continually augmenting FoundationCORE and expanding the functionality of FoundationICE to allow for sharing of genomic and treatment data in a HIPAA-compliant fashion. We believe these efforts will create a network effect resulting in more users and ultimately more actionable information.

•

Incorporate the latest scientific and medical advances — We have extensive relationships across the scientific and medical oncology communities, including with key thought leaders and leading biopharmaceutical companies. These relationships help us incorporate new cancer genes, the latest scientific findings, newly available targeted therapeutics, and relevant clinical trials into FoundationOne, FoundationOne Heme, and FoundationACT test results.

•

Readily integrate into routine clinical practice — Our proprietary sample preparation processes and computational biology algorithms allow us to utilize small amounts of tumor tissue from a wide variety of sample types, including tissue with low tumor purity and from liquid (blood) biopsies, so as to allow for routine specimen collection. We detect and report the clinically relevant genomic alterations, generally within 11 to 14 days for FoundationOne and FoundationACT and generally within 15 to 18 days for FoundationOne Heme, in each case from the time the specimen is received. We are dedicated to providing high-quality support to our customers, from order initiation and sample acquisition through report delivery and follow-up with our medical affairs team.

•

Provide clinically relevant information and decision support applications that physicians can use — In a concise report, our products communicate the relevant genomic alterations in a patient’s cancer and, based on peer-reviewed literature and clinical and governmental databases, match these alterations with targeted therapies and relevant clinical trials. We continue to develop innovative new decision support applications, like SmartTrials, that support informed treatment decision-making and enable improved access to therapies.

We believe we are a unique and highly differentiated molecular information company. The combination of our world-class laboratories, our bioinformatics capabilities, our technology applications, and FoundationCORE enable us to be a best-in-class solution provider to the biopharmaceutical industry. Our molecular information platform is currently used by more than 30 biopharmaceutical partners to enhance the development of their targeted oncology therapies, as well as immunotherapies, and we believe we are well positioned to capitalize on additional significant market opportunities with biopharmaceutical partners over the next five years. Our biopharmaceutical partners leverage our molecular information platform in four primary ways:

•

Molecular profiling: We use our proprietary comprehensive genomic profiling platform, computational biology, and information technology capabilities to perform both retrospective and prospective analyses of clinical trial patient samples. Our molecular profiling solutions enable novel clinical trial designs, enhance patient selection, expand patient populations, and identify novel genomic targets. A selection of our biopharmaceutical partners for molecular profiling includes Agios Pharmaceuticals, Inc., or Agios, Clovis, Novartis Pharmaceuticals Corporation, or Novartis, and Roche.

•

Clinical Trials Design and Enrollment Support (or Acceleration): In addition to customary clinical settings in which physicians prescribe an FDA-approved therapy, approximately 3%-4% of patients with cancer in the United States are currently enrolled in clinical trials of new experimental therapies sponsored by biopharmaceutical companies. As we broaden our relationships with current and future biopharmaceutical partners, we expect our molecular information platform to enable an increasing number of cancer patients both within and outside the United States to access clinical trials. In October 2015, we launched a pilot program called SmartTrials, which we expanded substantially in 2016. This program provides physicians who utilize our clinical testing with detailed information on specific studies of investigational therapies based on the genomic alterations identified in each patient’s tumor sample. We believe this program may be a catalyst for precision medicine by enabling greater patient access to personalized therapies and simultaneously enabling our biopharmaceutical partners to accelerate drug development. Leveraging molecular patient information generated through our profiling services allows us to support our biopharma partner in enrolling patients with a specific molecular profile into their trials, effectively accelerating clinical trials and contributing to clinical trials success while providing additional treatment options for patients for whom a targeted cancer therapy is currently not marketed.

•

Companion Diagnostics: We provide our partners with companion diagnostic development and regulatory support services to help drive their precision medicine strategies. We utilize the FoundationOne laboratory platform under QSR standards with the aim of developing companion diagnostic assays having a premarket approval, or PMA, from the FDA. We launched our first, FDA-approved companion diagnostic, FoundationFocus CDxBRCA, for use as a companion diagnostic to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib), a therapeutic offered by Clovis, is being considered. We are currently working with several additional biopharma partners, including AstraZeneca, Roche, and Mirati, to develop companion diagnostics to complement their oncology therapeutic pipelines. We believe our companion diagnostic development work is an integral component of our regulated products strategy and represents the primary engine of new content development for our pan-cancer, universal companion diagnostic that we are building on the FoundationOne platform.
•

FoundationCORE Insights: We have more than 100,000 real-world, clinical genomic profiles within FoundationCORE. Our biopharmaceutical partners use this data for novel target identification, clinical trial design, and product lifecycle management.  We leverage our clinical insights in combination with our FoundationCore platform to collaborate with our biopharmaceutical partners on identifying additional signatures and design of development programs to support novel programs and expand franchises. An example of such a collaboration is our work in immunotherapy with our partner Roche, leveraging signatures such a tumor mutational burden. Against the backdrop of a large number of immunotherapy programs currently in development as well as demand for such treatment options, there is an increasing need by biopharmaceutical companies to partner with us to differentiate and ensure market success for their immunotherapy programs.

In addition to generating revenue, our biopharma industry relationships provide us with insights into new cancer genes under investigation, which can then be incorporated into our platform at an early stage, and allow us to participate in the development of the newest oncology therapeutics and clinical practice. We have an experienced corporate development team seeking to expand the scope of our current biopharma collaborations, as well to develop new partnerships with both established and emerging oncology therapeutics firms.

Our Molecular Information Business

We are dedicated to ongoing innovation of our molecular information platform and new product pipeline. Our product development investments have already yielded enhancements to FoundationOne, and the platform generally, enabling us to analyze more genes, using less tissue, while reducing turnaround time. For example, at the 2016 Annual Meeting of the American Society of Clinical Oncology, or ASCO, we presented clinical data demonstrating that FoundationOne may help predict response to cancer immunotherapy agents across a variety of advanced cancers by integrating two independent quantitative markers, tumor mutational burden, or TMB, and micro-satellite instability, or MSI, as part of the assay. Specifically, molecular information on TMB successfully predicted a greater likelihood of patient response and longer response duration to cancer immunotherapies in patients with advanced bladder cancer, metastatic melanoma, and colorectal and lung cancers. By combining comprehensive genomic profiling of 315 genes utilizing the FoundationOne assay with our proprietary algorithm, we believe we can reliably and accurately measure TMB. We began providing measures of TMB and MSI on all FoundationOne reports to physicians in the third quarter of 2016. We also began reporting TMB on all FoundationOne Heme reports to physicians in the third quarter of 2016.

We also utilize RNA-based sequencing technology to analyze additional gene fusions commonly found in hematologic malignancies and sarcomas, which is incorporated in FoundationOne Heme. In addition, our efforts to reliably and accurately detect ctDNA led to the launch of FoundationACT for our biopharmaceutical partners for research use in 2015 and for clinical commercial use in May 2016.

We commenced commercial launch of our first FDA-approved companion diagnostic, FoundationFocus CDxBRCA, to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib), a therapeutic offered by Clovis, is being considered. We are exploring and developing new scientifically-advanced and clinically relevant products that include, for example, an FDA-approved, pan-cancer, universal companion diagnostic assay, and products that expand our offerings into additional areas such as immune response and disease monitoring. We believe that our development of a suite of product offerings will be instrumental in providing patients and physicians with the comprehensive molecular information needed to evaluate a patient’s cancer and enable more informed treatment decisions.

The increasing availability and understanding of molecular information within the practice of oncology is driving a revolution in the treatment of cancer. We seek to leverage the vast array of genomic data generated by our molecular information platform together with clinical data to position ourselves at the nucleus of this new treatment paradigm. Our biopharmaceutical partners use our data to further refine clinical trial design and drug development. In an example of the power of our molecular information platform, after a biopharmaceutical partner’s Phase II trial that used a narrowly focused molecular diagnostic test to screen trial subjects failed to meet its primary endpoint, we performed our comprehensive genomic profile on the tissue collected from trial participants. Our analysis helped our biopharmaceutical partner predict a response to the drug and create new hypotheses to test in Phase III trials, which led to the subsequent U.S. and European approval of the drug and may have increased the target population who could benefit from this therapeutic approach.

Over time, we intend to expand our ability to capture, aggregate, analyze, and facilitate the broader exchange of genomic data across the global oncology community. We are investing in our technology architecture to allow oncologists to share clinical data. Specifically, we have built a new technology product based on the FoundationICE platform, called Insights, which is an advanced analytics and data sharing solution that unlocks the power of FoundationCORE. This platform has been deployed within our Precision Medicine Exchange Consortium, or PMEC, and is being deployed with other institutional and biopharma partners to enable genomic and clinical data sharing in support of research initiatives to advance personalized medicine in cancer. PMEC, which is being organized as an unincorporated non-profit association, brings together oncology thought leaders from leading U.S. academic medical centers, hospital systems, and community oncology networks. PMEC has been formed to advance the development and use of precision medicine in oncology. To achieve this purpose, PMEC expects to engage in a number of activities, including establishing an enhanced clinical trials networks among its members, exchanging molecular information and clinical outcomes data, and engaging in joint research projects.

Furthermore, through data partnerships with leading technology and software companies such as Flatiron Health, Inc., or Flatiron, and Clinical Outcomes and Tracking Analysis, or COTA, we are building a broader data platform around FoundationCORE that powers research and discovery. For example, together with Flatiron, we announced the launch of a clinico-genomic database of 20,000 linked clinico-genomic records, designed to help researchers and biopharmaceutical partners accelerate the development of targeted therapeutics and immunotherapies to treat cancer. We believe this HIPAA-compliant, clinico-genomic database is one of the largest information efforts of its kind in oncology to integrate genomic profiling data from patients whose tumors were sequenced with our assays together with annotated longitudinal clinical and outcomes data developed by Flatiron. By making clinico-genomic data available as part of the clinical research process, researchers will have access to real-world information in designing the next generation of oncology therapeutics and clinical trials, ultimately paving the way for new and more precise therapies for cancer patients.

In addition to our collaborations across the biopharma industry and academia, we have also partnered with the National Cancer Institute, or NCI, in a collaborative data exchange program. In 2016, we agreed to contribute 18,000 genomic profiles of adult cancers to the NCI Genomics Data Commons portal from our FoundationCORE knowledgebase, which is one of the largest and most robust knowledgebases of its kind, in an effort to stimulate research for novel drug targets. Further, in 2016 and as part of President Obama’s Precision Medicine Initiative, we released a dataset of pediatric genomic profiles to accelerate the discovery and development of new therapeutics to treat pediatric cancer disease.  In response to Vice President Biden’s call to action and in alignment with the goals of the Cancer Moonshot, we are participating along with representatives from government, academia, and pharmaceutical and diagnostic companies to create an open database for liquid biopsies to accelerate the development of safe and effective blood profiling diagnostic technologies for patient benefit. This group plans to launch a Blood Profiling Atlas pilot to aggregate, make freely available, and harmonize for further analyses, raw datasets from circulating tumor cells, circulating tumor DNA, and exosome assays as well as relevant clinical data (e.g., clinical diagnosis, treatment history and outcomes), and sample preparation and handling protocols from 13 different studies.

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

Our Strategy

Our objective is to transform the care of patients with cancer by leading the development and commercialization of proprietary molecular information products that inform the diagnosis and treatment of cancer, and that enhance the development of cancer therapies. To achieve this objective, our strategy is to:

•

Drive awareness and adoption of our suite of molecular information products including FoundationOne, FoundationOne Heme, FoundationACT, FoundationFocus CDxBRCA, and future products we may develop — We have built an experienced, oncology-focused commercial organization, and we continue to collaborate with thought leaders to validate our platform and influence utilization of our products, promote physician interaction, engage with patient advocacy and other key oncology stakeholders, and continue to pursue payment and reimbursement for our products.

•

Empower the broader cancer community with molecular information — We are investing in technologies to allow oncologists and pathologists to collaborate and share treatment and other clinical information, and we continue to develop new and innovative decision support offerings, such as Insights and SmartTrials, to further this goal. Over time, we intend to expand our capacity to capture, aggregate, analyze and facilitate the broader exchange of genomic and clinical data across the global oncology community—a strategy that we believe will create a network effect encouraging physician participation and the development of substantial amounts of data that, in turn, will positively impact the treatment of cancer.

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

•

Invest in product enhancements and new product innovations — We are investing resources to advance our companion diagnostics development and our path toward an FDA-approved universal companion diagnostic assay. We are also developing new molecular information products and conducting research and development into potential products to evaluate and monitor disease progression and better understand markers of response to targeted therapies and immunotherapies.

Our Industry

Despite enormous investment in research and the introduction of new treatments, cancer remains a critical area of unmet medical need. According to the 2016 American Cancer Society report, “Cancer Facts & Figures 2016,” in 2014 in the United States, nearly 14.5 million people were suffering from cancer, and nearly 1.7 million people were expected to be diagnosed with the disease during 2016. Hematologic malignancies, most commonly leukemias, lymphomas, myelomas, and pediatric cancers, are cancers that affect the body’s blood, lymphatic system, or bone marrow, and, taken together, account for approximately 10% of new cancer diagnoses in the United States.

The global cancer burden is growing. The World Health Organization predicts in its publication, Global Action Against Cancer, that in 2020 there will be 16 million new cancer cases and 10 million cancer deaths globally. A recent report by the American Cancer Society, “The Global Economic Cost of Cancer,” estimates that the total annual economic impact of premature death and disability from cancer worldwide is approximately $900 billion.

According to ASCO, there were more than 11,700 practicing hematologists and/or medical oncologists treating patients with cancer in the United States in 2015. While a small portion of oncologists practice in major academic-based cancer centers, the National Cancer Institute estimates that approximately 85% of the oncologists in the United States practice in community-based settings, which is where the vast majority of patients with cancer are treated.

There are currently more than 80 approved targeted oncology therapies on the market and more than 3,000 active clinical trials. More than 830 compounds are in development for the treatment of cancer and, of these compounds, approximately three quarters of them are personalized medicines. In 2015, according to IMS Health, global sales of targeted oncology therapies totaled approximately $80 billion, compared to less than $4.4 billion in 2003.

The diagnosis of cancer is complex and multidimensional. Practicing oncologists routinely order multiple tests, including currently available molecular diagnostic tests, to better understand the genomic alterations that are driving their patients’ cancer growth.

Cancer Treatment is Evolving to a Molecular-Based Paradigm

Cancer is not a single disease. The term ‘cancer’ describes a class of diseases characterized by uncontrolled cell growth. Cells can experience uncontrolled growth if there are alterations to DNA, such as damage or mutations, and, therefore, disruption to the genes and proteins regulating cell division.

Surgery is often the first line of therapy for cancer where possible, and according to the American Cancer Society, most patients with cancer will have some type of surgery. Surgery often presents the greatest chance for a cure, especially if the cancer has been detected early in its development and has not spread to other parts of the body. Many patients, however, require therapeutic intervention beyond surgery alone.

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

More recently, oncologists are integrating a precision medicine approach by utilizing therapeutics that target cancers based on the specific genomic alterations driving their growth. We believe the oncology community is generally beginning to change clinical practice so that oncologists treat each individual’s cancer according to its unique genomic alterations that impact the underlying biological pathways within the patient’s cancer, rather than treating a patient’s cancer based solely on its initial anatomical location in the body, such as the breast, colon, or lung. In addition, as a result of advancements in cancer biology and genomic technology that enable the identification of new cancer genes, biopharmaceutical companies are directing more research and development resources towards targeted therapies, including immunotherapies.

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

In order to maximize the utility of diverse cancer-related molecular information to better guide the use of targeted therapies, we believe a new approach is needed. Specifically, we believe the oncology community needs comprehensive genomic information products that can assess the known and biologically relevant genomic alterations, and distill complex molecular information into a concise and actionable format.

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
•

difficulty integrating existing molecular diagnostic tests into clinical practice, including the decisions about which tests to order and how to effectively match the genomic information provided by tests with current targeted therapies or clinical trials.

Single-Marker or Limited Gene Tissue-based Hotspot Panel Tests Can Be Useful Tools But Often Miss Relevant Information

Most currently available molecular diagnostic tests are single-marker or limited gene “hotspot” panel tests that are designed to capture only one or a limited number of the most common, well-known gene alterations. There are four classes of genomic alterations that are clinically relevant to the treatment of cancer: base pair substitutions; copy number alterations; short indels; and gene rearrangements and fusions. Hotspot panel tests generally are only able to identify base pair substitutions and specific gene rearrangements, do not routinely detect copy number alterations, and often lack the sensitivity to identify short indels. In addition, hotspot panel tests are typically incapable of detecting gene fusions, a type of alteration that is a common driver of hematologic malignancies, sarcomas and pediatric cancers, and certain solid tumors.

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

A Growing Number of Molecular Diagnostics are Often Difficult to Integrate into Clinical Practice

Physicians today face an increasingly difficult decision about which single-marker or hotspot panel tests to order. There are a growing number of tests, each specific to a different cancer type and each having limited ability to detect multiple genomic alterations. Often, in the case of solid tumors, only a small amount of tumor biopsy is available, forcing the physician to order only a subset of desired diagnostic tests, often one test at a time in a serial manner. Furthermore, tests are usually selected based on the traditional treatment paradigm of the cancer’s location in the body or by simple trial and error. Integration of molecular diagnostics into clinical practice is particularly challenging with hematologic cancers where lack of tissue distinctions within the cancers often lead to misdiagnosis, lack of prognostic information and, thus, mistreatment.

Running multiple, disjointed tests also poses logistical challenges associated with routing samples to several different laboratories and the high costs associated with conducting multiple tests. Moreover, limited tissue availability may prevent relevant tests from being ordered, tests conducted may miss genomic alterations, and the results may not be delivered soon enough to be used during the typical treatment cycle for a patient. Even if a physician has enough cancer specimen to order a sufficient number of hotspot panel tests and single gene molecular tests to identify relevant genomic alterations and receives the results of all of these tests in a timely fashion, the physician would commonly receive a series of uncoordinated individual reports from different laboratories that are difficult for non-specialized pathologists or oncologists to interpret and synthesize. Compounding these challenges, especially in the community oncology setting, is how to effectively match the genomic information provided by tests with current targeted therapies or clinical trials for a particular patient. As a result of one, or a combination of these current limitations, physicians may fail to identify or to prescribe a potentially appropriate targeted oncology therapy or to direct a patient to a potentially appropriate clinical trial.

The Opportunity for a Single, Comprehensive Molecular Information Solution

In order to harness the potential of understanding the genomic drivers of a patient’s cancer and new therapies targeted at specific genomic alterations, we believe the oncology community needs a better approach: a single molecular information platform that can assess a solid tumor or hematologic malignancy for the presence of biologically relevant genomic alterations from either a tissue specimen or a liquid biopsy. This solution would also provide assistance to physicians in matching the genomic alterations identified in their patients’ cancers with relevant available therapeutic alternatives and clinical trials.

Our molecular information platform, which includes proprietary technology, methods and computational algorithms, is the product of years of research and development and significant capital investment. Through this platform we deliver comprehensive genomic profiling to support physicians in the improvement of clinical patient care and to support biopharmaceutical companies in the development of novel cancer therapeutics. The first molecular information products enabled by our platform are FoundationOne, which is optimized for use with solid tumors, FoundationOne Heme, which is optimized for hematologic cancers, including leukemia, lymphoma, myeloma, and pediatric cancers, as well as many sarcomas, and FoundationACT, which is optimized for use with liquid (blood) samples when solid tumor tissue specimens are insufficient. FoundationOne, our initial clinical product launched in June 2012, is a comprehensive genomic profile that identifies the individual molecular alterations present in a patient’s cancer tumor and matches them with relevant targeted therapies and clinical trials. FoundationOne Heme, our second commercially available product, which we developed in collaboration with Memorial Sloan-Kettering Cancer Center, or MSKCC, and launched in December 2013, is a comprehensive genomic profile that identifies the individual molecular alterations present in a patient’s blood-based cancer and matches them with relevant targeted therapies and clinical trials. FoundationACT, our third molecular information product, enables comprehensive genomic profiling from a blood sample when a tissue biopsy cannot be obtained. FoundationACT was launched to ordering physicians in May 2016. In December 2016, we launched our first FDA-approved product, FoundationFocus CDxBRCA, for use as a companion diagnostic to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib), a therapeutic offered by Clovis, is being considered.

Our Suite of Molecular Information Products Integrates Complex Insights into Routine Clinical Care

FoundationOne and FoundationOne Heme are, to our knowledge, the first commercially available comprehensive genomic profiles used in the analysis of routine cancer specimens in a clinical setting. We believe, to our knowledge, our suite of comprehensive genomic profiling products are the only widely available molecular information products that can comprehensively assess cancer tissue simultaneously for all four classes of genomic alterations with sufficient sensitivity and specificity for routine medical practice. Moreover, these products deliver this complex molecular information in a contextualized report that matches detected molecular alterations with potentially relevant treatment options and clinical trials. We perform our clinical tests in our laboratories located in Cambridge, Massachusetts and Research Triangle Park, North Carolina, each of which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP.  Our Cambridge testing location holds individual state licensure as required and issued by New York, Florida, Maryland, Massachusetts, Pennsylvania, Rhode Island, and California, and is therefore permitted to perform testing on specimens originating in all states.  Our North Carolina testing location holds individual state licensure as required by Florida, Maryland, Pennsylvania, Rhode Island and California and is therefore permitted to perform testing on specimens originating in all states except for New York, where our application is currently pending. Our FoundationFocus CDxBRCA assay is performed in a QSR environment. Optimization and automation enable workflows to deliver medical reports to ordering physicians generally within 11 to 14 days for FoundationOne and FoundationACT and generally within 15 to 18 days for FoundationOne Heme, in each case from the time the specimen is received.

A suite of best in class comprehensive genomic profiles and access solutions to help care for every cancer patient.

FOUNDATIONONE

315 genes, all 4 classes of alterations:
Base substitutions
Insertions and deletions
Copy number alterations
Rearrangements

FOUNDATIONONE Heme

406 genes for DNA Seq
265 genes for RNA Seq
Same DNA performance
Enhanced fusion detection

FOUNDATIONACT

Assay for circulating tumor DNA: 62 genes
Optimized sensitivity and specificity across all classes of alterations

FOUNDATIONFOCUS CDx BRCA

FoundationFocusTM CDxBRCA FDA-approved CPG-companion diagnostic test for BRCA-mutated ovarian cancer to aid in identifying women for whom treatment with the PARP inhibitor Rubraca™ (rucaparib) may be considered.

→ FOUNDATION MEDICINE →

Clinical Genomic Profiles

Ordered by Oncologists
Sent by Pathologist / Hematologist / Phlebotomist.

Work in routine, real-world setting.

FoundationOne requires only a small amount of tissue. When tissue is not available, FoundationACT may open up treatment possibilities for patients.

Turnaround time is 14 days or less for FoundationOne and FoundationACT

Turaround time for FoundationOne Heme is 15-18 days.

FoundationOne and FoundationACT demonstrate >99% PPV (Positive Predictive Value) across all classes of alterations.

FoundationOne Heme demonstrates >98% PPV across all classes of alterations.

Results delivered through FoundationICE

FoundationACCESS solution to help physicians take action on test results.

End-to-end solution to help get access to testing, therapies and trials.

A Comprehensive Clinical Assessment of Relevant Alterations in Cancer Genes from Tissue Biopsies

FoundationOne interrogates the genes known to be somatically altered in human solid tumors that are validated targets for therapy or are unambiguous drivers of cancer. We have selected this set of genes based upon the advice of an international group of key opinion leaders, or KOLs, in oncology and cancer biology, input offered by our biopharmaceutical partners and an extensive review of the relevant literature. The current version of FoundationOne interrogates the entire coding sequence of 315 cancer-related genes for base substitutions, short indels, and copy number alterations, as well as select intronic regions of 28 genes commonly involved in rearrangements. FoundationOne Heme interrogates genes somatically altered in hematologic malignancies and sarcomas that are validated targets for therapy or unambiguous drivers of cancer based on current scientific knowledge. The current version of FoundationOne Heme interrogates 265 cancer-related genes for gene fusions through RNA sequencing and 406 cancer-related genes through DNA sequencing for base substitutions, short indels, and copy number alterations, as well as certain intronic regions of 31 commonly rearranged genes. FoundationOne Heme has been specifically validated to detect gene fusions, a type of alteration that is a common driver in hematologic malignancies, sarcomas, and pediatric cancers, with high accuracy. Both tests include those genes implicated in cancers for which a targeted therapy is FDA-approved and for which targeted therapies are in current or near-term clinical development. We update our tests periodically to reflect new scientific and medical knowledge about cancer biology, including newly relevant cancer genes along with those genes for which there are newly available targeted therapeutics and clinical trials.

We believe the ability of our molecular diagnostic products to identify genomic alterations is greater than that of other commercially available molecular tests, in part, because our products:

•	examine the entire coding region of each gene analyzed, enabling much broader interrogation of potential alterations for each gene;
•	are, to our knowledge, the only widely available molecular diagnostic products that can comprehensively assess cancer tissue simultaneously for all classes of genomic alterations;
•	assess samples with high sensitivity and specificity across all four classes of genomic alterations for a wide array of cancer-related genes; and
•	interrogate more cancer-related genes than many other molecular diagnostic tests.

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

FoundationOne Heme has also undergone extensive analytic validation for both the DNA and RNA sequencing components of the test. Test performance of the DNA component matched the high accuracy achieved by FoundationOne for all classes of genomic alterations. Test performance of the RNA component demonstrated a sensitivity to detect greater than 99% of known gene fusions at 20% tumor content and 97% of known gene fusions at 10% tumor content. The results of our analytic validation studies on FoundationOne Heme were presented at the annual meeting of the American Society of Hematology, or ASH, in December 2013, and published in March 2016 in the journal, Blood.

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

At the annual meeting of the Advances In Genome Biology and Technology, in February 2016, we reported on aspects of our analytic validation study in a presentation entitled, “Assessment of the Relative Clinical Utility of ctDNA and Tissue Biopsies for the Detection of Actionable Genomic Alterations in Routine Clinical Oncology Specimens.” Our analytic validation study demonstrated that FoundationACT results were 100% concordant with FoundationOne and digital droplet PCR results across 87 base substitutions (43 at <5% mutant allele frequency), 3 indels and 5 genomic alterations. The precision and sensitivity observed with FoundationACT passed target performance specifications. We believe, based on our analysis of the literature, that we have one of the most accurate, highly sensitive and specific, analytically validated assay to measure ctDNA from blood. We are in the process of submitting this analytic validation work for publication.

To support our commercial efforts for FoundationACT and to give providers confidence in using a liquid biopsy assay when tissue is not available, we launched a large, multi-center study to assess the potential utility of this test across various cancers and stages of the disease as well as to refine indications for use. We continue to enroll patients in this study which we believe will provide critical information by comparing the genomic alterations seen in tissue and blood in a given patient which will in turn inform clinical applications of this approach. We expect to publish results from this study.

In December 2016, the FDA approved FoundationFocus CDxBRCA for use as a companion diagnostic to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucabarib) is being considered. FoundationFocus CDxBRCA is an FDA-approved tissue-based, genomic assay that uniquely detects tumor BRCA1 and BRCA2 mutations (may include both germline (inherited) and somatic (acquired)) in ovarian cancer.

We closely collaborated with Clovis on a regulatory strategy to develop FoundationFocus CDxBRCA in parallel with the development of Rubraca™ (rucaparib). Tissue samples taken from individuals with ovarian cancer who enrolled in rucaparib clinical trials were analyzed by us utilizing CGP to identify biomarkers associated with a response to therapy. These molecular signatures of response informed the development of FoundationFocus CDxBRCA, which was utilized in Clovis’ pivotal trial, ARIEL2, to identify patients and accelerate recruitment into the study. The companies filed concurrent PMA and new drug application submissions with the FDA earlier this year.

With this FDA approval, FoundationFocus CDxBRCA is the first validated, tissue-based assay developed from the QSR-compliant version of our CGP assay, providing uniform analysis of all BRCA1/2 coding exons. The PMA submitted to the FDA for review included clinical and analytical studies. The clinical benefit of the FoundationFocus CDxBRCA assay as a companion diagnostic test was demonstrated in a retrospective analysis of efficacy and safety data from two Phase 2 open-label studies (Study 1 and Study 2) that evaluated rucaparib for treatment of patients with advanced ovarian cancer. The analytic validation was designed to demonstrate that the FoundationFocus CDxBRCA laboratory processes are robust, precise, and sensitive, and are not adversely affected by interfering substances or reagent lot changes. Analytical studies were performed to establish performance characteristics including, but not limited to, accuracy, analytic specificity, carryover/cross-contamination, precision, and limit of detection.

Reports Physicians Can Readily Understand and Use to Guide Patient Care

We designed our test reports, in collaboration with leading oncologists, to deliver clinically relevant information in a manner that seamlessly integrates into their practices. We present the results from our tests in a medically relevant and, we believe, practice-friendly manner that empowers physicians to make informed treatment decisions. During a period of active treatment, patients typically visit their physician every three to four weeks. We report the clinically relevant genomic alterations to a physician for use, generally within 11 to 14 days for FoundationOne and FoundationACT and generally within 15 to 18 days for FoundationOne Heme, in each case from the time the specimen is received.

The first page of the report clearly illustrates the test’s key findings. Specifically, it lists the analyzed cancer’s relevant genomic alterations and matches them with either targeted therapies or open clinical trials for therapies targeting these alterations. The report also identifies noteworthy absences of genomic alterations typically associated with anatomical tumors of the same type. In addition, the report includes summaries of, and references to, supporting data from peer-reviewed publications and clinical trial information. All of the information on the report can also be accessed by ordering physicians through our online Interactive Cancer Explorer, FoundationICE.

An Example of Page One Findings from a FoundationOne Report

We deliver our test reports along with easy access to current information about the reported genomic alterations, associated therapies, and clinical trials. We intend to continue updating our Interactive Cancer Explorer with new important features and applications as we gather feedback from our ordering clients over time.

Strong Evidence of Clinically Relevant Findings with FoundationOne

We designed our suite of molecular information products to address challenges associated with the everyday clinical management of patients diagnosed with cancer. We have experienced significant adoption of our clinical products, and several thousand physicians from large academic centers and community-based practices have ordered FoundationOne or FoundationOne Heme.

 We believe that the following case studies illustrate the power of FoundationOne to impact treatment regimens for patients in a clinical setting.

Case Study 1: FoundationOne Uncovers a Clinically Relevant Mutation in a Patient with a Rare Kidney Cancer and Identifies a Precision Medicine Approach for Improved Clinical Outcome

A 74-year old male presented with lesions on his kidney and, upon pathology review of his tumor tissue, he was diagnosed with collecting duct carcinoma, a rare form of renal cell carcinoma, with metastases in several sites including the periaortic lymph nodes. Surgery was performed and the patient was begun on a chemotherapy regimen consisting of therapy of cisplatin and gemcitabine administered on a three-weekly schedule. This treatment produced a transient response, with mild regression after three cycles of therapy, and overt progression after six cycles of therapy.

Given the absence of any standard second-line treatment, FoundationOne was performed, and the sole genomic alteration observed was homozygous deletion of CDKN2A/B. CDKN2A and CDKN2B encode the p16INK4a and p15INK4b proteins that are inhibitors of CDK4/6 kinases. CDKN2A alteration has been suggested to be a potential predictive biomarker for CDK4/6 inhibitors. In light of loss of CDKN2A/B, the patient was offered therapy with the CDK4/6 inhibitor, palbociclib. The patient tolerated the agent well with no documented side effects outside of grade 1 mucositis and grade 1 (non-febrile) neutropenia. After three months, imaging revealed a RECIST-defined partial response in pulmonary metastases. Moreover, the patient had substantial symptomatic relief. At six months, this clinical response is maintained, with marked improvement in shortness of breath and improvement in functional status. CGP offered an unexpected pathway to benefit from targeted therapy for this patient with a rare form of renal cell carcinoma, and with no options from consensus guidelines.

Case Study 2: FoundationOne Reveals High Tumor Mutational Burden in a Young Patient with Advanced Rectal Cancer, Leading to an Opportunity for Treatment and Improved Clinical Outcome with Immunotherapy

 A 35-year old female with a past medical history of ulcerative colitis, a well-known risk factor for developing colorectal carcinoma, was diagnosed with stage IV rectal adenocarcinoma. A pelvic MRI revealed a 10cm enhancing mass consistent with a rectal cancer and PET imaging revealed evidence of distant metastatic disease to retroperitoneal lymph nodes.  After KRAS testing was found wildtype at codon 12, 13, and 61, she was initiated on first line therapy with FOLFOX and panitumumab. After five months of chemotherapy, she experienced modest response of her primary tumor and resolution of hypermetabolic lymphadenopathy. With limited metastatic disease, she completed definitive chemoradiation. However just three months later, repeat PET imaging discovered new distant metastatic disease in the left lobe of the liver and lungs, bilaterally.

Given persistent neuropathy and limited response to first line therapy, she was begun on second-line FOLFIRI and panitumumab. After only two months of second-line therapy, she was found to have progression of disease clinically and radiographically.  She experienced worsening ECOG performance status and was suffering from severe pain requiring high doses of opiates and nerve analgesia injections every two weeks.  The left lobe liver metastasis had grown to 12 cm in addition to growth of three bilateral lung metastases.

The patient was deemed microsatellite stable, or MSS, based on IHC testing and genetic screening was negative for Lynch syndrome.  FoundationOne testing was performed which confirmed the MSS status but revealed a significantly high TMB, including mutations in KRAS (at codon 146). Given that the patient was refractory to chemotherapy and promising data supporting longer progression free survival when patients with high TMB were treated with PD-1 blockade, she was begun on pembrolizumab.  After completing four cycles, the patient had improved performance status and most notably, a resolution of her rectal pain no longer requiring pudendal nerve blocks. She experienced a rapid biochemical and radiographic response after beginning immunotherapy and a dramatic improvement in her metastatic disease burden. Her hepatic lobe lesion shrunk to 7 cm, and over 50% shrinkage was observed in all three lung metastases. She is currently continuing on pembrolizumab, and has been for one year, with excellent performance status.

Our Platform for Biopharmaceutical Research and Development

We deploy our highly-validated clinical assay platform to analyze tissue samples provided by biopharmaceutical partners from their clinical trials, and we provide our partners access to our FoundationCORE knowledgebase to enable novel insights into the molecular basis of the cancers they seek to treat. We use our proprietary genomic testing, computational biology, and information technology capabilities to provide our biopharmaceutical partners with comprehensive genomic profiling and information relevant to precision medicine strategies for clinical studies and other drug development activities. Our platform capabilities enable our biopharmaceutical partners to:

•

accelerate clinical development timelines and increase the likelihood of patient response by prospectively identifying patients with genomic alterations qualifying them for enrollment in clinical trials of targeted cancer therapeutics;

•

realize significant cost-efficiency and risk-reduction by utilizing a single genomic platform for research, trial enrollment, and development of the companion diagnostics that may be necessary to bring a targeted cancer therapeutic to market;

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

We currently have ongoing relationships with more than 30 biopharmaceutical partners, many of which are leaders in developing targeted cancer therapies, and these relationships have expanded over time. Our publicly announced biopharmaceutical customers include Agios, ARIAD Pharmaceuticals, Inc., Array BioPharma Inc., AstraZeneca, Clovis, Loxo, Johnson & Johnson, Mirati, Novartis, and Roche.

In 2014, we announced a collaboration with WuXi PharmaTech Inc., or WuXi, which is performing the laboratory component of our tests for our biopharmaceutical partners in its laboratories in Shanghai. Our partnership with WuXi allows us to offer our comprehensive genomic profiling technology to biopharmaceutical companies conducting clinical trials in China. We expect our biopharmaceutical partner relationships will continue to expand and will provide more opportunities to sell our molecular information products for companion diagnostic development, research and development projects, and new target discovery and validation. In addition, we believe our strategic collaboration with Roche represents a significant opportunity to further standardize clinical trial testing across many cancer therapeutics development programs, develop additional companion diagnostic products, and grant access to our molecular information knowledgebase, FoundationCORE.

In addition to generating near and long term revenue, our relationships with key players in the biopharmaceutical industry provide us with important strategic opportunities, including enabling us to identify new genes under investigation that can be incorporated early into our molecular information platform and our products, and more broadly allowing us to actively participate in the development of the newest oncology therapeutics and clinical practice. Our partnerships with leading drug development companies that are focused on cancer therapeutics further our connections with the broader oncology community, including thought leaders who are important to the adoption of our commercial products.

Market Opportunities for Our Fully Integrated Suite of Clinical Molecular Information Products

We believe our suite of comprehensive molecular information products will continue to serve as a valuable tool for a greater number of physicians. Aggregating and delivering complex molecular, medical and scientific information in a single report that can be understood and acted upon has become increasingly important, especially as a majority of our test volume is driven by physicians in community-based practices rather than academic medical centers. Physicians in the community setting often see patients across a wide spectrum of cancer types, which can be particularly challenging as new data emerges specific to each cancer type. In 2013, approximately 30% of our test volume was driven by physicians in community practices. In 2016, approximately 66% of our test volume was driven by community physicians. Approximately 80% of patients with cancer in the United States today are treated in community practice settings.

As we deploy our commercialization strategy, we continue to work with our growing network of oncology thought leaders to identify the subsets of patients with metastatic cancer for whom FoundationOne, FoundationOne Heme, FoundationACT, and FoundationFocus CDxBRCA are most likely to positively inform treatment decisions. We are focused on driving awareness of the potential utility of our tests in these subsets of patients, defined as:

•	patients who may benefit from targeted therapy in tumor types where comprehensive molecular profiling is specified in practice guidelines, such as non-small cell lung cancer, or NSCLC;
•	patients who test negative under traditional single marker or hotspot panel tests for their tumor type;
•	patients from whom a tissue biopsy cannot be obtained or who have insufficient available tissue to perform further tissue-based testing;
•

patients for whom standard treatments have been tried and failed, such as patients whose breast cancer continues to progress despite multiple chemotherapy regimens or patients who have developed resistance to first line tyrosine kinase inhibitor therapy;

•	patients with rare or uncommon tumors, such as certain sarcomas or non-colon/small-bowel gastrointestinal tumors, for whom no standard treatment approach exists;
•	patients who have aggressive disease and failed conventional chemotherapy but who maintain adequate functional status, such as some individuals with urothelial cancers or cholangiocarcincoma;
•	patients with ovarian cancer for whom treatment with Rubraca™ (rucaparib), a therapeutic offered by Clovis, is being considered; and
•	patients considering participating in clinical trials.

While these groups are not mutually exclusive, we estimate that annually in the United States there are approximately 1.1 million patients who fall into the above patient categories and who would benefit from FoundationOne, FoundationACT, or FoundationFocus CDxBRCA testing, and another approximately 100,000 patients who would benefit from FoundationOne Heme. These estimates are based upon a combination of feedback from our network of oncology thought leaders, data published by the National Cancer Institute in the Cancer Statistics Review, and focused market research that we commissioned. According to the American Cancer Society, more than 22,000 women in the United States will be diagnosed with ovarian cancer in 2016 and could be eligible for testing with FoundationFocus CDxBRCA.

As the number of available targeted therapies expands and as physicians gain further experience using comprehensive genomic profiling in their routine treatment decisions, we believe that the potential addressable market for comprehensive genomic profiling will expand over the next five years to include most patients who have metastatic disease, not only those patients limited to the categories noted above. These patients may include, for example, those who are earlier in the treatment cycle, those who suffer from a broader set of disease conditions, those patients diagnosed with rare and uncommon cancers regardless of stage, and those for whom tissue is not available and who would benefit from a liquid biopsy assay. We estimate that this potential market expansion in the United States could include an additional 900,000 total patients for FoundationOne, FoundationOne Heme, and FoundationACT annually based upon the same combination of sources of information we used to estimate the size of the patient population we are initially targeting. Although we expect existing and future diagnostic testing providers to also target these patient populations, we believe, to our knowledge, our tests are currently the only commercially available comprehensive genomic profiles that comprehensively assess cancer tissue simultaneously for all four classes of genomic alterations across all cancer-related genes with the sensitivity and specificity required for routine medical practice. In addition, we believe that our ex-U.S. commercialization agreement with Roche provides us with access to global markets and an estimated additional two million patients worldwide.

Commercialization Strategy

We continue to create awareness and drive adoption of our comprehensive molecular information platforms through our commercialization strategy to:

•	further build our experienced, fully-integrated, oncology-focused commercial organization in the United States;
•	expand our footprint globally through our ex-U.S. commercial collaboration with Roche;
•

collaborate with oncology thought leaders, leading academic institutions, and community-based oncology networks/practices on FoundationOne, FoundationOne Heme, FoundationACT, and FoundationFocus CDxBRCA, clinical cases, clinical research, publications, and product development;

•

drive broader adoption and increased ordering frequency per physician by offering differentiated programs, ongoing product innovation, new technology tools, applications, and decision support solutions such as FoundationICE and SmartTrials, that provide easier access to clinically relevant information and an active medical affairs team to build and support new and ongoing client relationships;

•

support an active medical affairs team to build and support new and ongoing client relationships, focusing on enhancing the actionability of the molecular information generated through our testing platforms;

•

publish important medical and scientific data in top-tier peer-reviewed journals and present at major industry conferences in support of demonstrating the actionability and patient care enhancements of the molecular information provided through our testing platforms;

•	demonstrate improved clinical outcomes and health economic data to support broad reimbursement from third-party commercial payors and government payors for comprehensive genomic profiling;
•	work with patient advocacy groups and medical societies to create greater awareness of our products and the importance of incorporating molecular diagnostics into cancer treatment; and
•	facilitate broader access to care through our patient assistance and access programs, including FoundationACCESS, and our technology tools and applications.

Through these efforts, we are creating greater awareness and utilization of the unique capabilities of our suite of molecular information platforms throughout the oncology community—from patients suffering from cancer, to the physicians treating them, to the third-party payors for these treatments and to biopharmaceutical companies developing new treatments—all with the goal of facilitating better-informed treatment decisions for the greatest number of patients with cancer. We believe that by driving physician and patient demand for our suite of clinical molecular information products and by being part of improving patient outcomes, we will continue to increase utilization of our molecular information platforms and obtain favorable reimbursement decisions by third-party payors.

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

Our current sales efforts focus on building relationships with thought leaders at leading academic medical centers and research institutions, pathologists and oncologists in community practice settings, and leading physician networks to demonstrate the clinical usefulness of our molecular information solutions. We continue to optimize our partnership with ION Solutions, a diversified physician services organization whose membership represents more than half of the private practice oncologists in the United States. In 2014, we initiated our marketing services agreement that supports joint marketing efforts across the ION network. In 2015, we were selected as ION’s preferred partner for comprehensive genomic profiling services. Since then, our partnership has benefited both the ION network and Foundation Medicine across our product portfolio. Other oncology networks, such as Cancer Treatment Centers of America and entities affiliated with Sarah Cannon Research Institute, have also chosen to use FoundationOne, FoundationOne Heme, and FoundationACT as a molecular information platform.

As we continue to grow and optimize our commercial organization through streamlined ordering, data collection, and clinical trial enrollment, we are increasing our support of community hospitals and community-based cancer centers that we believe require greater efficiencies and a reliable and collaborative partner for molecular information solutions. Our presence in the community –based cancer centers continues to grow, and this represents an important market segment given that approximately 80% of all cancer patients in the United States are treated in community based settings.

In addition, we are continuing our development of important relationships with pathologists so that we can better serve the pathology community by providing value-added molecular information products, technology solutions, and integration services that support a pathologist’s important position as part of the patient management team. These efforts also include the expansion of our virtual tumor board services that bring together the entire clinical care team at both academic partners as well as community based practices, to support the education and patient management of the most challenging of patient cases.

Further, we believe that our U.S. Education Collaboration Agreement (as described in detail in our other public filings and below in the section entitled “Our Strategic Collaboration with Roche,”) with Genentech, Inc., a wholly owned subsidiary of Roche, or Genentech, is driving awareness of comprehensive genomic profiling and the most appropriate uses for liquid biopsy platforms, and thereby supplementing the education provided today by our field sales team. We initiated these programs in 2015 and we believe these efforts are having a meaningful impact on awareness, adoption, and utilization of comprehensive genomic profiling and liquid biopsy tests, especially among pathologists and in community-based practices.

International

Prior to the closing of our strategic collaboration with Roche in April 2015, our international sales strategy had been focused on partnering with leading distributors and building our direct selling efforts. We believe that our ex-U.S. Commercial Agreement with Roche accelerates our access to these and other global markets.

Under the terms of our ex-U.S. Commercial Agreement with Roche, Roche has the right to commercialize FoundationOne and FoundationOne Heme in all countries outside of the United States. Roche has significant experience, expertise, and local market knowledge across many regions around the world, and we believe they are uniquely positioned to understand local market dynamics, payor systems, and regulatory systems. By the end of 2016, Roche had commercially launched our products in Israel, Germany, Switzerland, Austria, Singapore, Hong Kong, Spain, Brazil, and Canada. We expect Roche will launch our products in additional countries in 2017. To support Roche’s launch, and as part of our ex-U.S. Commercial Agreement, we are required to build a lab in Europe to support testing in that region. In 2016, we selected a location at a Roche facility in Penzberg, Germany. We expect the Penzberg laboratory will be operational in the second half of 2017.

Collaborating with Thought Leaders to Shape the New Cancer Treatment Paradigm

We believe physicians look to peers and key thought leaders in the medical community when evaluating a new technology. Oncology thought leaders have historically been early adopters of new technologies because they have greater access to new therapies, clinical trials, and diagnostic tools as compared to many community oncologists. Since our inception, our founders, medical affairs group, senior management, and commercial team have leveraged existing and built new relationships with these early adopters to provide our customers solutions to meet their needs.

KOLs and leading cancer researchers have embraced our comprehensive molecular information approach, including oncologists at premier cancer institutions such as MSKCC, Vanderbilt-Ingram Cancer Center, and the Taussig Cancer Institute at the Cleveland Clinic. In addition to using FoundationOne and FoundationOne Heme for clinical cases, these individuals and institutions collaborate with us on clinical studies, peer-reviewed publications, virtual tumor boards, and medical and scientific conference presentations. We believe our relationships with KOLs help validate our platform, drive adoption of our clinical products in community oncology settings and international markets, establish our leadership position in the field of molecular information about cancer, and thereby further our ultimate goal—to facilitate better-informed treatment decisions for the greatest number of patients with cancer.

We believe that a significant barrier to the achievement of precision medicine in oncology is that patient information is trapped in silos across the healthcare system. To facilitate cross-organizational sharing of clinico-genomic data in oncology as a means to drive better insights and improved clinical outcomes, we launched a precision medicine partner program in September 2015. PMEC brings together oncology thought leaders from leading U.S. academic medical centers, hospital systems, and community oncology networks, who share a desire to improve clinical outcomes in oncology treatment through molecular profiling. The consortium intends to improve the practice of precision medicine through a collaborative exchange of molecular information and clinical outcomes data, and through a broader integration of comprehensive genomic profiling in cancer treatment. Additionally, a key focus of PMEC is cancer research focused on genomics within these facilities.

Founding members of PMEC include: The Cleveland Clinic’s Taussig Cancer Institute, University Hospitals Seidman Cancer Center, Hackensack University Medical Center, The Robert H. Lurie Comprehensive Cancer Center of Northwestern University, Sidney Kimmel Cancer Center at Thomas Jefferson University, UC Davis Health Comprehensive Cancer Center, the University of North Carolina Lineberger Comprehensive Cancer Center, Vanderbilt-Ingram Cancer Center, The Wake Forest Baptist Comprehensive Cancer Center, and the Medical College of Wisconsin / Froedert Cancer Center.

We believe the creation of PMEC and the associated planned establishment of research opportunities, clinical trials, tracking outcomes, and sharing of clinico-genomic information will help increase utilization of molecular information products, demonstrate our commitment to research and development and educational initiatives, and further strengthen our position as a thought leader in cancer.

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

Promoting Physician Interaction and Creating a Network Effect

We believe that if we can continue to integrate the results of our products into the everyday clinical practice of oncologists, we will become an even more important partner in their efforts to treat patients with cancer. Our goal is for physicians to use our Interactive Cancer Explorer, FoundationICE, in the context of their busy clinical practices, to shape each patient’s treatment plan. Through FoundationICE we deliver the key genomic information identified by our tests in an organized fashion along with access to current information about the reported genomic alterations, associated therapies, and clinical trials. FoundationICE presents complex genomic information in what was designed as a practice-friendly interface that links directly into publicly available databases, such as PubMed and clinicaltrials.gov. The portal also provides direct links or references to journal articles and clinical trials information relevant to a patient’s identified genomic alterations. Over time, we intend for FoundationICE to link to additional public and private data sources as we continue to rationalize, correlate, and incorporate disparate sources of information into our products. By making this information more readily accessible to physicians, we aim to make it easier for them to bring new, relevant information to each patient’s treatment plan.

We believe FoundationICE may be an important application to support and accelerate the broad adoption of our products and build client relationships. As we better integrate our solutions into a physician’s routine clinical practice, including through electronic medical record integration, we believe a physician will be more likely to order our products.

Supporting Adoption through Publications and Clinical Trials

We believe the successful completion of multiple clinical trials, our publication of scientific and medical results in peer-reviewed journals, and presentations at leading conferences are critical to the broad adoption of products enabled by our proprietary platform. Our publications and presentations to date have helped communicate our capabilities and the clinical results that early adopters of our platform have achieved. We will continue to use these channels in our efforts to drive commercial adoption of our products and obtain favorable reimbursement decisions. In 2016, we published 72 peer-reviewed manuscripts in top medical and scientific journals and presented 129 podium talks and posters at scientific and medical meetings.

Since the beginning of 2011, we have had:

•

over 198 peer-reviewed articles published or accepted for publication, including by Nature Medicine, Nature Biotechnology, Clinical Cancer Research, Cancer Discovery, Cancer Research, Clinical Breast Cancer, Hematology & Oncology, American Journal of Surgical Pathology, Journal of Clinical Oncology, Journal of Thoracic Oncology, Blood, and Genome Medicine;

•

over 305 poster presentations based on clinical and research data that have been accepted and presented at major scientific conferences on themes that include the identification of multiple novel actionable drug targets, known drug targets in novel tumor types, novel resistance mechanisms to targeted therapies, new insights into models of metastasis, and novel hypotheses on the molecular basis of response or resistance to certain targeted therapies; and

•

more than 100 speaking presentations at scientific meetings such as ASCO, American Association of Cancer Research, San Antonio Breast Cancer Symposium, US and Canadian Association of Pathology, or USCAP, Advances in Genome Biology and Technology, and ASH, among others.

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

•

Circulating Tumor DNA clinical study. This ongoing multicenter study is a clinical utility study designed to identify the clinical settings for which FoundationACT may be indicated and to compare the genomic alterations between primary/metastatic surgical resections/biopsies and ctDNA across multiple solid tumor types.

•

BeatAML Master Trial. This is a trial being led by The Leukemia & Lymphoma Society. The goal of the study is to test a number of drugs or drug combinations in development to speed approval and increase effectiveness of treatments for certain patients diagnosed with acute myeloid leukemia. This will be accomplished by performing CGP with FoundationOne Heme for each patient before treatment and assigning a specific drug when a match is available to that untreated patient based on the results of the screening.

•

Sarah Cannon Collaboration. This is a collaboration between FMI and Sarah Cannon Research Institute (SCRI) focused on advancing personalized medicine utilizing molecular information for patients across SCRI cancer programs in the United States. Together with SCRI, we are gathering results from our full suite of CGP assays to personalize treatment options for patients in an effort to support improved outcomes. Researchers can use our CGP assays to identify eligible patients for participation in select SCRI clinical studies.

•

Lung Cancer Master Protocol. Lung-MAP is a multi-drug, multi-arm, biomarker-driven clinical trial for patients with advanced squamous cell lung cancer. The trial utilizes our CGP platform to match patients to one of several different investigational treatment arms that are designed to target the genomic alterations found to be driving the growth of their cancer. This ongoing innovative approach to clinical testing should both improve access to promising drugs for patients and facilitate recruitment in this important clinical trial.

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

We have successfully established key relationships to help educate advocates about us and our capabilities in oncology. Some of the organizations we engage with include Friends of Cancer Research, Patient Advocate Foundation, Clearity Foundation, American Cancer Society Cancer Action Network, Lung Cancer Foundation of America, Bonnie J. Addario Lung Cancer Foundation, and many others. We continue to engage representatives from several patient advocacy organizations, establishing our commitment to understanding patients’ needs and positioning us as a neutral facilitator of oncology stakeholders, with important insight and relationships across industry, advocacy, and regulatory bodies. Through these activities, we have developed the basis for a meaningful advocacy relations program, with opportunities to more strategically engage advocates moving forward. In 2016, we worked with the Bonnie J. Addario Lung Cancer Foundation on a campaign called “Don’t Guess. Test.” to raise awareness about the importance of comprehensive genomic profiling for patients with lung cancer. We expect to continue similar efforts in 2017 and beyond.

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

Driving Adoption by Enabling Broader Access to Care

Adoption of comprehensive genomic profiling by academic and community-based oncologists supports the clinical utility required to improve health outcomes and quality of life for select groups of patients that can benefit from targeted therapy treatment. However, it can sometimes be difficult for patients and their physicians to gain access to these potentially life-saving treatments. In 2016, we strengthened our offerings to provide a suite of patient-centric services that we call FoundationACCESS, that support increased utilization of comprehensive genomic profiling and enable access to targeted therapies.

In partnership with EmergingMed, we offer an innovative patient-centric program called FoundationACCESS Trial Navigator through which we provide personalized clinical trial navigation services to help health care providers and their patients who have received our testing to identify and access appropriate clinical trials based on such patients’ specific genomic profiles and clinical characteristics. We believe these clinical trial enrollment support services will increase the ability of physicians to act on comprehensive genomic profiling results and more frequently consider clinical trial enrollment while making treatment decisions. Additionally, through FoundationACCESS Careline, which we offer through our partnership with the Patient Advocate Foundation, we provide personalized case management services to patients who are uninsured, underinsured or insured, but who are facing obstacles obtaining prescribed targeted therapies. We help these patients navigate appropriate channels to secure treatments by leveraging peer-reviewed literature supporting their use, as well as the reimbursement system to help cover treatment costs. We believe this will increase the ability of physicians to act on our test results. Lastly, through our collaboration with Roche, we are uniquely positioned to deliver access programs when the results of our comprehensive genomic profiles reveal molecular alterations that can be treated by one of Roche’s oncologic agents. In these situations, we offer drug access support, financial assistance programs, and clinical trial connectivity and enrollment support in close collaboration with Roche. We believe this patient-centric service is unique to our business and gives patients access to targeted anti-cancer agents from one of the leading drug developers in cancer. Each of these areas of focus provides tangible steps our clinical partners can take to enhance the actionability of the results of our comprehensive genomic profiling assays.

Payment and Reimbursement for Our Molecular Information Products

Our Approach

The principal groups that currently pay us, or that we expect to pay us in the future, for our molecular information products include:

•	our biopharmaceutical customers, with whom we have individual agreements;
•	certain hospitals, cancer centers, and other institutions that pay us directly at negotiated rates for their physicians’ test orders;
•	international patients and partners who pay us directly at agreed-upon prices;
•	commercial third-party payors who currently pay us based on Current Procedural Terminology, or CPT, codes;
•	government payors, including Medicare and state Medicaid plans, to whom we have been submitting claims; and
•	patients who make self-payments, or co-payment, co-insurance or deductible payments and other amounts that we have been unable to collect from their third-party payors.

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

The current list price for the FoundationOne and FoundationACT tests is $5,800, the current list price for the FoundationOne Heme test is $7,200, and the current list price for FoundationFocus CDxBRCA is $2,900. The actual payment received for each of the tests is not certain, may come from various sources, and is frequently less than the list price.

Adequate reimbursement is an important factor in achieving broad clinical adoption of our molecular information products. At the same time, we believe broad clinical adoption will help drive favorable reimbursement decisions. To achieve broad reimbursement coverage with commercial third-party payors and government payors, including Medicare and Medicaid, we are focused on demonstrating the economic and clinical value of our products to payors by:

•

Setting a High Bar for Validation and Performance. Our tests provide clinically relevant results that are highly reproducible and sensitive, and we believe that a majority of our relevant findings would not be detected by many other commercial tests on the market today. Patients may benefit from our detection of otherwise unknown genomic alterations that can lead to their physicians choosing alternate therapies. We have presented data on the reproducibility, sensitivity, specificity, and comprehensive scope of our products at numerous conferences and in peer-reviewed journals. In October 2013, the analytic validation results of our studies on FoundationOne were published in Nature Biotechnology. In 2014, we received approval from the New York State Department of Health for FoundationOne and FoundationOne Heme, which represents a high standard for quality in large-scale, multi-gene sequencing-based testing in cancer. Also in 2014, Palmetto GBA, or Palmetto, an influential Medicare Administrative Contractor, or MAC, published validation guidelines for NGS tests. In May 2015, Palmetto published a final local coverage determination, or LCD, that outlines the rigorous validation requirements for coverage and reimbursement of comprehensive genomic profiles in certain forms of cancer. We believe our products meet those validation criteria. In 2016, Palmetto published validation guidelines for liquid biopsy tests and we believe FoundationACT meets these validation criteria. Also in 2016, we obtained FDA approval for FoundationFocus CDxBRCA for use as a companion diagnostic to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered.

•

Increasing Utilization by Driving Repeat Physician Demand. Several thousand physicians from large academic centers and community-based practices have ordered FoundationOne, FoundationOne Heme, FoundationACT, and FoundationFocus CDxBRCA since their respective formal commercial launches in June 2012, December 2013, May 2016, and December 2016. The expansion of our commercial organization is driving volume growth by strengthening customer relationships with academic and community-based oncologists. We believe that this adoption, including repeat usage, demonstrates growing physician demand for a comprehensive solution to help in the treatment of their patients. In addition, we believe that increasing adoption and consistent utilization of our products and their impact on improving outcomes for patients with cancer will lead to favorable reimbursement decisions.

•

Engaging Key Members of the Oncology Community. We will continue to work with oncology thought leaders, professional societies, patient advocacy groups, and cancer networks. We believe these relationships help validate our platform, drive adoption of our products in the broad community oncology setting, and establish our leadership position in the field of molecular information about cancer. In addition, we believe adoption of our products by key members of the oncology community will help to influence the inclusion of FoundationOne, FoundationOne Heme, FoundationACT, and FoundationFocus CDxBRCA in practice guidelines as well as coverage decisions by commercial third-party payors and government payors.

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

•

Optimizing Health Economics. We have built economic models to measure the financial dynamics of using our products in guiding patient treatment by selecting targeted and immunotherapy drugs for patients, and for minimizing the use of drugs that will not likely have a positive impact. Additionally, we launched several health economics studies in late 2015 and are pursuing multiple publications in 2017. We plan to use the data we gather through the use of these models and studies in our discussions with commercial third-party payors and government payors.

Coverage Determinations

We are focused on obtaining reimbursement coverage for our molecular information products from commercial third-party payors and government payors for the broadest indications we can obtain. The reimbursement environment is evolving as regulators and payors try to establish new rules and frameworks for the reimbursement of molecular diagnostic tests. Our continued ability to participate in the development and implementation of those rules and frameworks is important in order to differentiate between our products and other third-party tests in the marketplace.

With respect to commercial third-party payors, we continue to work with national and regional payors to obtain coverage. Representative of coverage decisions received from commercial third-party payors, in October 2014, we announced a formal agreement with Priority Health, a regional commercial third-party payor in Michigan, for broad coverage of FoundationOne and FoundationOne Heme, and in 2016, FoundationACT was added to coverage. In December 2015, we announced an agreement with UnitedHealthcare, one of the largest national insurers in the United States. The agreement covers FoundationOne for patients with initially diagnosed metastatic stage IV NSCLC. In 2016, we entered into formal agreements with Blue Cross Blue Shield of Illinois, Blue Cross Blue Shield of Massachusetts, Harvard Pilgrim, and HealthPartners.

Several large, self-insuring organizations have also enacted coverage for some of our molecular information products as part of broad, best-in-class employee benefits packages. We also have direct agreements in place with various healthcare providers pursuant to which we process specimens using our molecular information products, and the providers pay us for the test results based on negotiated rates. We may also negotiate rates with individual patients if the patient is responsible for payment.

We believe we are also making important progress with government payors. In May 2015, Palmetto published a final LCD, which includes reimbursement for comprehensive genomic profiles for highly validated testing in an initial subset of patients diagnosed with NSCLC. The Palmetto website listed FoundationOne as a covered test under this LCD effective October 1, 2015, however, we did not submit to Palmetto at that time because we did not perform testing services at a facility in Palmetto’s jurisdiction. In September 2016, Palmetto expanded this LCD to include NSCLC patients regardless of smoking history and included requirements for the collection of data in a registry. In December 2016, Palmetto further revised the final LCD to remove the registry requirements from the LCD, and to require instead an annual review of publications and/or presentations of clinical utility data demonstrating that comprehensive genomic profiling for NSCLC improves patient outcomes and/or directs or changes selection of therapies to improve patient outcomes. We believe this is a key step towards broader coverage given, in our view, Palmetto’s role as a key thought leader in complex molecular testing among MACs. Also in December 2016, Palmetto issued several draft LCDs for coverage and payment of CGP for patients with metastatic colorectal cancer, metastatic melanoma, and advanced primary peritoneal, fallopian tube and ovarian cancer. We believe these draft LCDs represent meaningful momentum towards broader coverage for FoundationOne by Medicare. As of December 31, 2016, we were not a participating provider in any state Medicaid program, and, therefore, did not have coverage decisions under which our tests were covered by these Medicaid programs.

Coding

We submit claims for our products to third-party payors using CPT codes for molecular testing services. We receive payments on some, but not all, of our claims submitted. In 2014, new CPT codes were approved by the American Medical Association, or AMA, that are intended to classify with greater specificity those molecular tests that rely on NGS and evaluate multiple genes at once. These new CPT Codes became effective on January 1, 2015. We do not believe that these new CPT codes describe our tests since they do not appropriately differentiate our comprehensive genomic profiles from hotspot panel tests. Therefore, unless payors specifically request use of these new CPT codes, we intend to continue submitting claims for our tests utilizing methodologies that we believe are more effective under the circumstances, including stacked CPT codes, McKesson Z-Codes (as described below), and other potential approaches. When submitting claims for molecular services or procedures that do not have specific CPT codes, providers may submit those claims using a CPT code, referred to as the miscellaneous molecular CPT code, to provide the means of reporting and tracking services and procedures until a more specific CPT code is established. The use of a miscellaneous molecular CPT code for claims submitted to CMS may decrease the likelihood of reimbursement given that a miscellaneous CPT code is a single CPT code that does not represent an identified service or procedure.

To assist payors in making reimbursement and coverage decisions, the McKesson Diagnostics Exchange™, or McKesson DEX, was created. Tests that are registered with McKesson DEX are assigned, based on the uniqueness of each test, a five-digit alphanumeric McKesson Z-Code™ identifier, or Z-Code. These identifiers are intended to enable the consistent identification of tests across systems by laboratories, providers, and payors. We believe the current CPT codes associated with our tests do not adequately address the comprehensive and precise characteristics of our tests, and therefore we have established unique Z-Codes for FoundationOne, FoundationOne Heme, and FoundationACT. We expect to establish a unique Z-Code identifier for FoundationFocus CDxBRCA in 2017.

Palmetto, which currently plays a leading role in many states regarding Medicare coverage determinations for complex molecular tests, has established the Molecular Diagnostic Services program, or MolDX, which is currently used to help determine coverage and payment for Medicare in up to 25 states. Z-Codes have been adopted by Palmetto as part of MolDX and by several commercial third-party payors.

Billing Commercial Third-Party Payors

Currently, the significant majority of commercial third-party payors reimburse our claims based upon stacked CPT codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by the third-party payor on a case-by-case basis. Since we are not currently contracted with many commercial third-party payors, payment for our testing remains largely uncertain. We request that physicians discuss with their patients the potential responsibility of the patient for the cost of our products should the patient’s insurance policy not cover those costs. We undertake the primary responsibility for obtaining third-party reimbursement on behalf of patients, including appeals for any initial denials, prior to billing a patient. With this practice established, we believe that most patients receiving our tests know that they may be responsible for some portion of the cost of the test should their third-party payor deny or limit coverage. We also offer a comprehensive patient assistance program, FoundationAccess.  This program supports patients whose incomes are below certain thresholds by offering patients who qualify extended payment terms.

Billing Government Payors

We are enrolled in the Medicare program in order to bill Medicare for the tests we perform for the benefit of Medicare patients. There is currently no NCD that determines whether and how our products are covered by Medicare. In the second quarter of 2016, the FDA and CMS accepted our universal companion diagnostic assay based on our FoundationOne platform for the Parallel Review program. This program provides concurrent review of a medical device by the FDA for marketing approval and by CMS for an NCD to facilitate patient access to innovative medical devices. We cannot predict whether CMS will grant an NCD for this assay, and if coverage is provided, if the reimbursement rate will be favorable. In the absence of an NCD, local MACs, such as National Government Services, or NGS, and Palmetto, which each administrate the Medicare program in a region where we currently operate a testing facility, have some discretion in determining coverage, the reimbursement rate, and payment for tests.

When FoundationOne was launched in 2012, NHIC Corp., or NHIC, the predecessor to NGS, requested that we not submit claims for services provided to Medicare patients to allow NHIC time to assess the appropriate coding, coverage, and payment for FoundationOne. To accommodate this request, we deferred the submission of claims until November 2013, when we initiated the process of submitting claims to NGS for FoundationOne for Medicare patients with dates of service on or after November 1, 2013. We began submitting claims to NGS for FoundationOne Heme in December 2013 immediately upon launch of this product. We have not received any payments from NGS for the claims submitted for FoundationOne or FoundationOne Heme. The response of NGS to the submission of our claims has been to deny payment, or in a few limited instances to make payment following erroneous application of the applicable processing guidelines, which we have refunded or intend to refund. We have decided to appeal these claims. We do not expect the results of these appeals to generate meaningful revenue, if any.

In February 2016, NGS announced a final LCD, effective April 1, 2016, which includes reimbursement for hotspot panel tests of 5 to 50 genes for patients with metastatic NSCLC. We do not believe this LCD reflects coverage for our validated comprehensive genomic profiling products. We will continue to engage NGS to pursue coverage and reimbursement for comprehensive genomic profiling, and given the multiple potential outcomes that could result from the submission of our claims to NGS, we may determine to provide appropriate advance beneficiary notices, or ABNs, to patients covered by Medicare to enable us to bill a Medicare patient for all or part of a claim that is denied coverage by NGS. Based on the response of NGS to our submitted claims, we will also assess our ability to submit claims to Medicare, or bill Medicare patients, for previously reported tests. If we submit claims for these tests, and if Medicare denies coverage for these previously reported tests, our ability to bill Medicare patients for such tests will be limited.

In August 2016, we began submitting claims for FoundationACT from our Cambridge, Massachusetts laboratory to NGS using stacked CPT codes and have received partial payments which we are appealing. We also began submitting FoundationFocus CDxBRCA claims to NGS starting in January 2017 using CPT code 81162.

In September 2016, we began receiving test requisitions and samples from commercial customers at our North Carolina facility. For FoundationOne and FoundationOne Heme, at such time we also began performing components of our testing services in our North Carolina facility, and completing the testing services in our Cambridge facility. In accordance with CMS guidance, in January 2017, we began submitting an initial set of claims to Palmetto for FoundationOne test requisitions received in our North Carolina facility. We submitted these claims using miscellaneous CPT codes with unique McKesson Z Code identifiers. On March 1, 2017, we received our first payments for claims under the Palmetto LCD. Payment for all claims processed to date by Palmetto has been made based upon the allowable rate of $3,416 per test. Although we are performing components of our testing services for FoundationOne Heme in our North Carolina facility, Palmetto has not issued an LCD that covers FoundationOne Heme; therefore, we are providing ABNs to Medicare patients who receive FoundationOne Heme testing.

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

We believe we have a first mover advantage in offering comprehensive genomic profiling products that interrogate with precision the genes known to be altered in human cancer. Since our formal commercial launch of FoundationOne in June 2012, we have continued to invest in its improvement, including periodic updates to increase the number of relevant cancer-related genes, decrease tissue size requirements, increase sensitivity, and improve turnaround time. We have incorporated RNA-based sequencing technology into FoundationOne Heme to identify additional gene fusions commonly found in hematologic malignancies and sarcomas. We have also innovated and launched two additional assays, FoundationACT, which enables highly accurate molecular profiling from a blood sample when a tissue biopsy is not available or accessible, and FoundationFocus CDxBRCA, a FDA-approved companion diagnostic to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered.

We endeavor to stay at the cutting edge of molecular information and genomic testing and to maintain our advantages by continuously exploring and developing new clinically relevant approaches to improving cancer care. Our ongoing research and technology development efforts to advance our product pipeline and expand the impact of molecular information for improving cancer care include:

•	developing new products to evaluate and monitor cancer progression over time;
•	building and validating our QSR laboratory to pursue our universal companion diagnostic and FDA-regulated products strategy;
•	enhancing our understanding of markers of response to targeted therapies and immunotherapies, and researching immuno-diagnostic assays;
•	enhancing our Interactive Cancer Explorer and developing and enhancing decision support applications such as SmartTrials; and
•	creating advanced search capabilities within FoundationCORE and across the public domain to enhance the utility and value of our aggregated datasets.

FoundationICE

Our online Interactive Cancer Explorer, FoundationICE, launched in 2014 and allows physicians to access the key genomic information identified by our products along with current information about the reported genomic alterations, associated therapies, and clinical trials. FoundationICE presents complex genomic information in what was designed as a practice-friendly interface that links directly into publicly available databases, such as PubMed and clinicaltrials.gov, to provide additional information relevant to a patient’s identified genomic alterations. We believe FoundationICE is an important application to support and accelerate the broad adoption of our products.

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

Some of our biopharmaceutical partners currently utilize FoundationCORE to further refine their clinical trial design and drug discovery and development activities. For example, they use this data to better understand the prevalence of certain genomic alterations, or combinations thereof, across various cancer types or patient profiles. FoundationCORE powers FoundationICE, enabling oncologists and pathologists in clinical practice to utilize this aggregated data set to collaborate and share treatment choices, response rates, and other clinical information in a HIPAA-compliant manner. Over time, we plan to expand our capacity to capture, aggregate, analyze, and facilitate the broader exchange of genomic data across the global oncology community. Examples of such initiatives include our collaborations with Flatiron and COTA, each of which is anticipated to yield broader clinical datasets that will reside in FoundationCORE. We believe FoundationICE will eventually create a network effect as more data is shared among physicians, thereby driving further utilization and ultimately leading to a larger and more impactful dataset.

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

Operations

We currently perform all of the services for FoundationACT and FoundationFocus CDxBRCA in our clinical laboratories located in Cambridge, Massachusetts. We perform some of the services for FoundationOne and FoundationOne Heme in our North Carolina lab and some of the services in our Cambridge lab through referral. When a physician orders our products, he or she does not need to alter the standard surgical technique or tissue handling processes. The physician’s staff typically completes an order form (by hand, electronically, or via electronic medical records technology), packages the specimen in a kit we provide, and then ships the kit via overnight carrier to one of our labs. Once we receive the specimen at one of our laboratories and enter all pertinent information about the specimen into our clinical laboratory information management system, we prepare the specimen for testing. Each FoundationOne, FoundationOne Heme, and FoundationACT analysis consists of three parts: specimen preparation, sequencing, and data analysis and reporting.

 Specimen Preparation

For FoundationOne, where samples are submitted as FFPE blocks or slides, our first step is pathology review, in which we assess the quality of the tissue sample to determine if it is suitable for testing using FoundationOne. We are able to process samples for testing using a very small amount of DNA. In general, the sample must be at least 40 microns in thickness and consist of at least 20% tumor cells. Almost all samples meeting our tissue requirements will allow for extraction of enough high-quality DNA (50 nanograms) for FoundationOne for solid tumor analysis.

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

For FoundationACT, blood samples are submitted in blood collection tubes which are appropriate for stabilization of DNA.  We extract the DNA from the plasma component of the blood sample, and in order to be acceptable to proceed through testing, the amount of DNA extracted must be 20 nanograms or more.

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

The DNA component of the FoundationOne Heme test is similar to the FoundationOne process described above, but the RNA component has an additional step where the RNA must first be converted into cDNA. Once in this state, the RNA component of the FoundationOne Heme test progresses side by side with the DNA component.

The DNA component of the FoundationACT test is similar to the FoundationOne process described above once the extraction step is complete, the DNA has been quantified, and the specimen is determined to be adequate.

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

Data Analysis and Reporting

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

A report is delivered to the physician generally within 11 to 14 days for FoundationOne and FoundationACT and generally within 15 to 18 days for FoundationOne Heme, in each case from the time the specimen is received.

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

We have established a comprehensive quality assurance program for our laboratories designed to produce accurate and timely test results and to ensure the consistent high quality of our tests. Our quality assurance program includes policies and procedures covering personnel qualifications and training requirements, process and test validation, quality control of reagents and test processes, proficiency testing, routine monitoring, and internal audit. Quality control metrics are assessed at various points in the testing process and final disposition of patient results requires adherence to quality control metrics that meet and exceed recommendations by professional organizations and regulatory authorities. Additionally, the long-term trends in quality control metrics are reviewed monthly by management. Our quarterly internal quality assurance audits cover pre-analytic, analytic and post-analytic functions, assess improvement indicators, and set new metrics for the following quarter. We also have an extensive, internally administered program of specimen proficiency testing to ensure that test performance is reproducible and functioning optimally.

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

Reproducibility

Our ability to reproduce high quality results is critical to ensuring that we deliver better-informed treatment options to the greatest number of patients with cancer. For example, we have worked to ensure the results of FoundationOne and FoundationOne Heme are commensurate by conducting an extensive analytical validation that robustly demonstrates test performance using both reference specimens and hundreds of routine FFPE clinical cancer specimens with results derived from prior standard diagnostic tests. For example, in validation studies on actual clinical cancer specimens, including samples where as few as 20% of the nuclei in the specimen were derived from tumor cells, high accuracy for FoundationOne was observed across all classes of genomic alterations, including sensitivity greater than 99% for detection of base substitutions, greater than 98% for detection of indels, and greater than 95% for detection of copy number alterations. Our specificity was greater than 99% across all classes of alterations.

Instrumentation and Reagent Supply Agreement

In July 2013, we entered into a five-year supply, service and support agreement with Illumina, or the Supply Agreement, which was amended in October 2016, for Illumina to provide products and services that support and can be used for the gene sequencing component of our molecular testing activities. During the term of the Supply Agreement, Illumina will supply us with sequencers, reagents and other consumables for use with the Illumina sequencers, and service contracts for the maintenance and repair of the sequencers.

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

We may use equipment, reagents and other materials supplied by third parties in the operation of our business. The Supply Agreement contains customary use limitations, representations and warranties, indemnification, limitations of liability, and other provisions.

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

Patents

Our patent portfolio includes multiple issued patents in the United States and various foreign countries, pending U.S. provisional and utility applications, and strategically focused corresponding international applications filed via the Patent Cooperation Treaty and foreign national and regional counterpart applications. We believe our portfolio of patents and patent applications serve to protect our business in the United States and in foreign jurisdictions in which we elect to pursue and are successful in obtaining patent rights. The patents and patent applications in our patent portfolio fall into three broad categories relating to:

•

genomic analysis methodologies and procedures, including claims directed to process innovations and advances in solution hybridization, bait selection and capture, variant calling, and somatic versus germline alteration differentiation;

•	genomic discoveries, including claims relating to novel genomic alterations correlated to various cancers and associated methods of treatment of patients harboring such genomic alterations; and
•

genomic information and correlated treatment and outcome information management, matching, and delivery, including claims directed to web-mediated systems for capturing, managing, tracking and reporting genomic information and associated clinical outcome data, as well as other applications relating to annotation and curation of genomic results for medical reporting.

A number of our patents and patent applications provide us with potential royalty-bearing licensing opportunities. These opportunities arise primarily with companies developing or selling therapeutic products for cancer treatment or cancer diagnostic tests. These companies may determine that the products or tests they are developing or selling require a license to the methods claimed in our patents and patent applications.

Trade Secrets and Trademarks

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant elements of our products, including aspects of sample preparation, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and commercial partners. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship and that all inventions or developments resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets.

We also seek trademark protection in the United States and in foreign jurisdictions where available and when appropriate. Foundation Medicine®, FoundationOne®, FoundationICE®, Interactive Cancer Explorer®, Once. And for All®, and The Molecular Information Company® are all registered trademarks of Foundation in the United States, and several of these marks are at various stages of the registration process in other countries. FoundationACT™, FoundationCORE™, FoundationFocus™, PatientMatch™, GeneKit™, Precision Medicine Exchange Consortium™, and SmartTrials™ are also trademarks of Foundation. Other trademarks or service marks that may appear in this Annual Report are the property of their respective holders. For convenience, we do not use the ®

and ™ symbols in each instance in which one of our trademarks appears throughout this Annual Report, but this should not be construed as any indication that we will not assert, to the fullest extent under applicable law, our rights thereto.

Competition

We believe our product portfolio is currently, to our knowledge, the only commercially available portfolio of comprehensive molecular information products that provide a fully informative genomic profile in a concise and actionable format designed for use in the clinical setting. Our principal competition comes from existing large and small commercial diagnostic companies, as well as certain medical institutions that offer single-marker or hotspot panel tests that can capture only the most common and known gene alterations and a limited set of gene rearrangements. Although these tests assess only a limited number of genes, are unable to detect copy number alterations, and often miss short indels, in many circumstances, these are the diagnostic methods that physicians use and have used for many years. It may be difficult to change the methods or behavior of the referring physicians to incorporate our products into their practices. In addition, academic research centers and NGS platform developers are offering or developing NGS-based testing intended to be comprehensive for known cancer genes that may seek to compete with our products on the number of genes they interrogate. We have also observed increased competition from companies that offer similar molecular information tests. However, we are not aware of any of these third-party tests having sufficient sensitivity and specificity, operational scale, or reporting elements to fit the realities of current clinical practice, including volume and quality limits of tumor samples, demands on turnaround time, and ease of use.

 Single-Marker and Hotspot Panel Tests

We may face competition from companies that offer products or have conducted research to profile genes and gene expression in various cancers. Personalized genetic diagnostics is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results comparable or superior to the results we are able to achieve. Our competitors include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, Caris Life Sciences, Guardant Health, Paradigm, NeoGenomics Laboratories, as well as companies that manufacture or may manufacture diagnostic testing kits such as Abbott Laboratories and Qiagen N.V., and Sequenom, Inc. These kits, which companies often include with capital equipment and reagents to local pathology laboratories, can be used directly by the physician, which can facilitate adoption. In addition, companies such as Genomic Health, Inc. and Myriad Genetics, Inc. have well-established commercial organizations that sell molecular diagnostic tests to physicians and may develop tests which compete with our products on price.

Academic Research Centers and NGS Platforms

Some hospitals and academic centers may look to internalize the type of comprehensive molecular testing we perform. Our competition may include entities such as the MD Anderson Cancer Center, MSKCC, University of Michigan, Baylor Medical Genetics Laboratories, Washington University in St. Louis, University of Washington, and other academic hospitals and research centers. Although these academic centers could have greater access to, and ability to drive adoption with, certain key thought leaders than we do, we expect that the competition from these academic centers will, for the most part, be restricted to their local markets.

In addition to developing kits, certain life sciences and diagnostic companies also provide NGS platforms. Illumina, Thermo Fisher Scientific, Inc., and other companies develop NGS platforms that are being sold directly to research centers, pharmaceutical companies, and clinical laboratories. While many of the applications for these platforms are focused on the research and development markets and others are focused on testing for non-cancer conditions, each of these companies has launched and may continue to commercialize products used in the clinical oncology market. We believe diagnostic platform providers will seek to place sequencing machines in laboratories to develop sequencing-based laboratory based testing services. In addition, Illumina has received FDA approval for a diagnostic kit for clinical use outside of oncology, which is sold to clients who have purchased its platforms. We believe Illumina and other diagnostic platform providers may develop additional FDA-approved diagnostic kits for clinical use by clients who have purchased their platforms, potentially including for these clients the ability to identify genomic alterations in samples from solid tumors or blood-based cancers. A number of private companies are also developing information technology-based tools to support the integration of NGS testing into the clinical setting. These companies could have substantially greater financial, technical, and other resources than we do and may be more successful than we may be in achieving widespread market acceptance. Any tests they develop may be more effective, or more effectively marketed and sold, than FoundationOne, FoundationOne Heme, FoundationACT, or FoundationFocus CDxBRCA.

Liquid Biopsy Assays

There is excitement within the oncology community about the promise of liquid biopsy assays for their potential to improve cancer diagnosis and optimize patient care. We believe that a ctDNA assay is an important tool for providers when a tissue biopsy cannot be obtained or when tissue has been depleted. There are a variety of techniques for analyzing ctDNA for a single gene or multiple genes. We believe we have developed a best-in-class, reliable, and comprehensive ctDNA assay, FoundationACT, that provides new options for patients when tissue is not accessible. Developed with input from our biopharmaceutical partners, we believe

FoundationACT includes the most clinically relevant gene list that is technologically feasible without being cost-prohibitive. We believe our ctDNA assay has unparalleled accuracy with 99% positive predictive value. FoundationACT has been analytically validated for all four types of alterations.

 Several diagnostic companies have developed and launched, or plan to launch, ctDNA assays. Some of these companies include Biocept, Exosome Diagnostics, Guardant Health, Genomic Health, Invitae, Personal Genome Diagnostics, Qiagen, and Roche Diagnostics, among others.

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

•

our ability, with FoundationOne Heme, to detect all classes of genomic alterations, including base pair substitutions, indels, copy number alterations and select gene rearrangements in 406 cancer-related genes, in addition to utilizing RNA sequencing across 265 genes to capture a broad range of gene fusions, a type of alteration that is a common driver of hematologic cancers and sarcomas;

•

our ability, with FoundationACT, our ctDNA assay, to reliably and accurately find all the clinically relevant alterations in 62 genes from a blood sample when a tissue biopsy is not an option. We believe the introduction of FoundationACT enables us to strengthen our established Foundation Medicine brand to be the molecular information solution of choice for providers with a full suite of highly validated and reliable products to aid in cancer diagnosis and treatment;

•

our ability, with FoundationFocus CDxBRCA, our first, FDA-approved companion diagnostic, to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered;

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

•	our ability to deliver complex information through the convenience and utility of FoundationICE;
•

our ability to accelerate precision medicine in oncology, through a complete suite of molecular information decision support applications, including SmartTrials, a program to increase patient access to investigational agents and clinical trials;

•

our efforts to capture, aggregate, analyze, and facilitate the broader exchange of genomic data across the global oncology community, including our efforts with PMEC, to create a network effect as we gather more data which will lead to more users and ultimately more comprehensive datasets;

•

our ability to leverage the vast array of genomic data generated by our molecular information platform, included in FoundationCORE, together with clinical data, for example, through our relationship with Flatiron, to position ourselves at the nucleus of this new treatment paradigm;

•

our strategic collaboration with Roche, which we believe accelerates all aspects of our business, including advancing our leadership position in precision medicine, supporting our innovative product development efforts, contributing to education and awareness among providers in the United States, significantly expanding our commercial opportunities globally, and strengthening our balance sheet and operating leverage;

•	our ability to actively participate in the development of the newest oncology therapeutics and practice through our relationships biopharmaceutical partners; and

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

Strategic Collaboration with Roche

On April 7, 2015, we closed our broad, strategic collaboration with Roche and certain of its affiliates in the field of molecular information for oncology, including an R&D collaboration, a U.S. educational support collaboration, an ex-U.S. commercial collaboration, a binding term sheet for an in vitro diagnostic product development collaboration, and an equity investment with certain governance provisions.

Transaction Agreement

Under the terms of the Transaction Agreement, dated January 11, 2015, by and between us and Roche Holdings, Inc., or the Transaction Agreement, Roche made an equity investment, or the Investment, including (1) a primary investment of $250 million in cash to purchase 5 million newly issued shares of our common stock at a purchase price of $50.00 per share and (2) a tender offer in which Roche acquired 15,604,288 outstanding shares of our common stock at a price of $50.00 per share. As of December 31, 2016, Roche owned approximately 59.6% of our outstanding common stock.

Collaboration

In connection with the Investment and simultaneously with the execution of the Transaction Agreement, we entered into a strategic collaboration with certain affiliates of Roche to develop and commercialize comprehensive molecular information and genomic analysis products for the treatment of cancer patients, or the Collaboration, pursuant to (a) a Collaboration Agreement, or the R&D Collaboration Agreement, by and among us, F. Hoffmann-La Roche Ltd, or Roche Basel, and Hoffmann-La Roche Inc., or Roche U.S., (b) a US Education Collaboration Agreement, or the U.S. Education Collaboration Agreement, by and between us and Genentech, (c) an Ex-U.S. Commercialization Agreement, or the Ex-U.S. Commercialization Agreement, by and between us and Roche Basel, and (d) a Binding Term Sheet for an In Vitro Diagnostics (IVD) Agreement, or the IVD Term Sheet, by and between us and Roche Basel, each of which became effective April 7, 2015. In April 2016, we entered into a Master IVD Collaboration Agreement, or the IVD Collaboration Agreement, with Roche Basel and Roche Molecular Systems, Inc., which memorialized in a definitive agreement the principal terms set forth in the IVD Term Sheet. We refer to the R&D Collaboration Agreement, the U.S. Education Collaboration Agreement, the Ex-U.S. Commercialization Agreement, and the Master IVD Collaboration Agreement collectively as the Collaboration Agreements.

Pursuant to the R&D Collaboration Agreement, we are collaborating with Roche on multiple programs related to the use and development of products and services for use in molecular information, immunotherapy, ctDNA, and companion diagnostics. These programs are being conducted pursuant to agreed-upon work plans and are subject to the oversight of a joint research and development committee. Under the molecular information platform program, Roche will pay us $85 million over five years, which commenced in April 2015 for the molecular genomic profiling of a minimum number of cancer samples and to access our molecular information database. We could also receive up to approximately $74 million for the scope of activities related to the immunotherapy testing platform program, the ctDNA platform program, and the companion diagnostics platform program. The initial term of the molecular information platform program under the R&D Collaboration Agreement ends in April 2020. However, certain provisions of the R&D Collaboration Agreement may remain in effect after such initial five-year term so long as Roche and its affiliates own at least a majority of the outstanding shares of our common stock. We or Roche may terminate the R&D Collaboration Agreement in the event of a breach of the agreement by the other party.

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

Pursuant to the Ex-U.S. Commercialization Agreement, Roche will have the right to commercialize our existing clinical diagnostic testing products, including FoundationOne and FoundationOne Heme, any clinical diagnostic products developed under the R&D Collaboration Agreement, and any other products upon mutual agreement. As of April 7, 2016, Roche has the exclusive right to commercialize such products worldwide, excluding the United States and any countries Roche elects to exclude prior to April 7, 2016. Roche also holds a right of first negotiation with respect to the commercialization of our future clinical diagnostic products, excluding in vitro diagnostic tests, companion diagnostic products developed by us for third parties, and any standalone data or molecular information products. Roche may pay us an agreed amount for the right to extend the launch timeline for FoundationOne and FoundationOne Heme by specified periods in specified countries. Roche will also pay agreed upon royalties and commercial milestones. Further, if Roche fails to meet certain minimum revenue requirements for FoundationOne or FoundationOne Heme tests for three consecutive years in a specified country, we have the right to terminate Roche’s exclusive commercialization rights in the applicable country. The Ex-U.S. Commercialization Agreement will remain in effect until April 2020 and may be extended by Roche for additional two-year periods. Roche shall have the right to terminate the agreement without cause upon six months’ written notice after the initial five-year term, and either party may terminate the agreement in the event of breach by the other party. In May 2016, we and Roche entered into the First Amendment to the Ex-U.S. Commercialization Agreement, which established procedures for each party to track and inform the other party concerning any adverse events, in the event such adverse events occur.

The IVD Collaboration Agreement provides terms for us and Roche to collaborate non-exclusively to develop and commercialize in vitro diagnostic versions of certain of our existing products, including FoundationOne and FoundationOne Heme, and our future products, including those developed under the R&D Collaboration Agreement. The IVD Collaboration Agreement expires on April 7, 2020, unless earlier terminated as provided therein. Roche also has the right, in its sole discretion, to extend the term of the IVD Collaboration Agreement for additional two year periods of time during any period of time in which Roche continues to hold at least 50.1% of our capital stock. Either party may terminate the IVD Collaboration Agreement for an uncured breach of the agreement, or for insolvency or bankruptcy.

Investor Rights Agreement

In connection with the Investment and simultaneously with the execution of the Transaction Agreement, we entered into an Investor Rights Agreement, or the Investor Rights Agreement, which became effective April 7, 2015, with Roche and Third Rock Ventures, L.P., affiliates of KPCB Holdings, Inc. and Google Ventures 2011, L.P., or the Existing VC Investors.

 Following the closing in April 2015: (a) so long as Roche beneficially owns at least 10% of the outstanding shares of our common stock, it will be entitled to the lesser of (i) the number of seats representing 33.34% of our Board and (ii) proportionate representation on our Board, which provision was waived by Roche until our 2017 annual meeting of stockholders in connection with the appointment of Troy Cox, our new Chief Executive Officer, to the Board, and (b) so long as Roche is entitled to appoint at least one director to our Board, it will be entitled to proportionate representation on each committee of our Board, subject to compliance with the applicable rules of the SEC and the NASDAQ Stock Market.

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

The foregoing summary descriptions of the Transaction Agreement, the Investment, the Collaboration Agreements and the Investor Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the applicable agreements, copies of which are filed with this Annual Report.

Credit Facility

In August 2016, we entered into a Credit Facility Agreement, the Credit Facility, with Roche Finance Ltd, an affiliate of Roche. Under the Credit Facility, during the three-year period ending in August 2019, or the Draw Period, we may borrow up to $100 million, of which $80 million is available to us immediately, subject to certain initial conditions being satisfied, and $20 million will be available upon the achievement of certain milestones. During the Draw Period, we shall pay Roche quarterly a commitment fee equal to 0.3% of the Credit Facility. The proceeds from the Credit Facility are intended to be used for product development and commercialization, corporate development, and working capital management. Loans made under the Credit Facility bear interest at 5% per annum. We shall pay Roche quarterly during the Draw Period accrued interest on the outstanding principal of the loans. After the Draw Period and for five years thereafter, we shall pay Roche quarterly equal payments of principal, with accrued interest, until maturity of the Credit Facility in August 2024. The Credit Facility is subject to prepayment and default interest.

The Credit Facility is secured by a lien on all of our tangible and intangible personal property, including, but not limited to, shares of our subsidiaries (65% of the equity interests in the case of foreign subsidiaries), intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights, and all proceeds and products thereof (other than certain excluded assets). The Credit Facility contains certain affirmative covenants, including, among others, obligations for us to provide monthly and annual financial statements, to meet specified minimum cash requirements, to provide tax gross-up and indemnification protection, and to comply with laws. The Credit Facility also contains certain negative covenants, including, among others, restrictions on our ability to dispose of certain assets, to acquire another company or business, to encumber or permit liens on certain assets, to incur additional indebtedness (subject to customary exceptions) and to pay dividends on our common stock. The Credit Facility also provides for a number of events of default, including, among others, defaults due to non-payment, bankruptcy, failure to comply with covenants, breaches of a representation and warranty, change of control, or material adverse effect and judgment defaults.

Governmental Regulations

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a clinical laboratory, we are required to hold certain federal and state licenses, certifications, and permits to conduct our business. As to federal certifications, in 1988, Congress passed the CLIA, establishing quality standards for all laboratory testing to ensure the accuracy, reliability, and timeliness of patient test results regardless of where the test was performed. Our laboratories in Cambridge, MA and North Carolina are each CLIA certified and accredited by the CAP, a CLIA-approved accrediting organization. In addition, we are required to meet certain laboratory licensing requirements for states with regulations beyond CLIA. For more information on state licensing requirements, see below in the section entitled “Governmental Regulations—State Laboratory Testing.”

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

We are subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory like ours that is certified as “high complexity” under CLIA may develop, manufacture, validate, and use proprietary tests referred to as laboratory developed tests, or LDTs. While laboratories that offer LDTs are subject to the Federal Food, Drug, and Cosmetic Act, or the FDCA, in addition to the CLIA, the FDA has generally exercised enforcement discretion towards these tests. In compliance with CLIA requirements to establish performance specifications including accuracy, precision, specificity, sensitivity, and a reference range for any LDT used in clinical testing, our LDTs have undergone full analytical validation.

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

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require that laboratories meet certain personnel qualifications, specify certain quality control procedures, meet facility requirements, or prescribe record maintenance requirements.

State Laboratory Testing

Several states require the licensure of out-of-state laboratories that accept specimens from those states. For example, New York requires a laboratory to hold a permit which is issued after an on-site inspection and approval of testing methodology, and has various requirements over and above CLIA and CAP, including those for personnel qualifications, proficiency testing, physical facility, equipment, and quality control standards. Each of our CLIA laboratory locations, including a site in Massachusetts and a site in North Carolina, holds the appropriate licensure for the activities performed at that location.

From time to time, other states may require out-of-state laboratories to obtain licensure in order to accept specimens from the state. If we identify any other state with such requirements, or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements.

Regulation of In Vitro Diagnostic Devices (IVDs)

Our LDT FoundationFocus CDxBRCA was approved by the FDA in December 2016 as an in vitro diagnostic, or IVD, companion diagnostic intended to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) tablets, a therapy developed by Clovis, is being considered. As defined by the FDA, an IVD companion diagnostic is a medical device that provides information that is essential for the safe and effective use of a corresponding drug or biological product. An IVD companion diagnostic helps a health care professional determine whether a particular therapeutic product’s benefits to patients will outweigh any potential side effects or risks. Premarket approval of FoundationFocus CDxBRCA as an IVD was based on demonstration of safety and effectiveness of the test, including a robust demonstration of the test’s analytical and clinical validity, along with evidence of the test’s clinical utility in guiding therapy with Rubraca™ (rucaparib).

The FoundationFocus CDxBRCA is approved to be run in our Cambridge laboratory.  As an approved medical device, the test subject to the post-market requirements of the FDCA and ongoing FDA oversight, including unannounced inspection for compliance with the FDA’s QSR (codified at 21 CFR 820) and other post-market requirements applicable to devices. The laboratory in which FoundationFocus CDxBRCA is run must maintain a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of FoundationFocus CDxBRCA. This is in addition to the existing CLIA, CAP and state oversight described above regarding laboratory testing. Any future modification to the device will require FDA notification and could trigger additional premarket review by the FDA pursuant to a supplemental application.

FDA

The FDA regulates the sale and distribution in interstate commerce of medical devices under the FDCA, including in IVDs, reagents, and instruments used to perform diagnostic testing. Devices must undergo premarket review by the FDA prior to commercialization unless the device is of a type exempted from such review by statute, regulation, or pursuant to the FDA’s exercise of enforcement discretion.  We currently market FoundationFocus CDxBRCA which was approved by the FDA in December 2016 as a companion diagnostic to Clovis’ drug Rubraca™ (rucaparib). In addition, we are developing a universal companion diagnostic test which we intend to submit to the FDA for approval in 2017. FoundationFocus CDxBRCA is regulated by the FDA as a Class III medical device.

The FDA does not currently regulate most LDTs, such as FoundationOne, FoundationOne Heme, and FoundationACT. The FDA historically took the position that, although such LDTs are medical devices, it would exercise enforcement discretion by not requiring compliance with the FDCA or its regulations. However, in June 2010, the FDA announced that it intended to no longer exercise enforcement discretion for LDTs and in October 2014, the FDA published two draft guidance documents that, if finalized, would implement a regulatory approach for most LDTs. In the draft guidance documents, the FDA stated that it had serious concerns regarding the lack of independent review of the evidence of clinical validity of LDTs and asserted that the requirements under CLIA do not address the clinical validity of any LDT. The draft guidance documents proposed to impose a risk-based, phased-in approach for LDTs similar to the existing framework for in vitro diagnostic devices. On November 18, 2016, the FDA announced that it would not finalize the draft guidance documents for LDTs prior to the end of the Obama administration.  The decision of whether and how to proceed with the draft guidance will be left to the new administration, which began on January 20, 2017.

In January 2017, the FDA released a discussion paper synthesizing public comments on the 2014 draft guidance documents and outlining a possible approach to regulation of LDTs. The discussion paper has no legal status and does not represent a final version of the LDT draft guidance documents. In the discussion paper, the FDA states that there is “a growing consensus that additional oversight of LDTs is necessary.” Similar to the FDA’s 2014 draft guidance, the FDA’s discussion paper proposes a risk-based framework that would require most LDTs to comply with most of the FDA’s regulatory requirements for medical devices.  Unlike the draft guidance, however, the discussion paper proposes to exempt currently marketed LDTs from premarket review, requiring only new or modified tests to be approved or cleared by the agency.  In addition, the FDA proposed requiring LDTs to comply with only a subset of the medical device QSRs and proposed other changes from the 2014 draft guidance. We cannot predict whether the FDA will take action to regulate LDTs under the new administration or what approach the FDA will seek to take.

Legislative proposals have been introduced in Congress or publicly circulated, each of which would implement differing approaches to the regulation of LDTs. We cannot predict whether any of these legislative proposals will be enacted into law or the impact such new legal requirements would have on our business. In the meantime, we maintain our CLIA certification, which permits us to offer LDTs for diagnostic purposes.

The FDA also regulates software products if the products meet the definition of a medical device. Software may be regulated as a medical device if it is intended for the diagnosis, cure, mitigation, treatment, or prevention of disease; if it is a component of a medical device; or if it is an accessory to a medical device. Section 520(o) of the FDCA, which was recently enacted as part of the 21st Century Cures Act in December 2016, excludes certain software functions from the statutory definition of a device. The FDA has also issued guidance documents in which the agency announced that it plans to exercise enforcement discretion over certain software products. If the software is regulated as a medical device and is not subject to FDA enforcement discretion, the software may be subject to premarket review requirements and post-market regulatory requirements. We continue to evaluate our software products to determine they will be subject to preapproval and post-market requirements, but we cannot assure you that the FDA will not change its policy regarding the regulation of these products.

FDA regulations pertaining to medical devices govern, among other things, the research, design, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, clearance or approval, record-keeping, packaging, labeling, storage, adverse event reporting, advertising, promotion, marketing, sales, distribution, and import and export of medical devices. Pursuant to the FDCA, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the controls the FDA determines necessary to reasonably ensure their safety and effectiveness.

Class I devices are those for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s QSR, facility registration and product listing; reporting of adverse medical events; and appropriate, truthful, and non-misleading labeling, advertising and promotional materials. Many Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for Class II devices are accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the 510(k) requirements. Premarket notifications are subject to user fees, unless a specific exemption applies. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device, which is a previously cleared 510(k) device or a preamendment device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of a premarket approval, or PMA, application. In determining substantial equivalence, the FDA assesses whether the proposed device has the same intended use and technical characteristic as the predicate device, or whether the proposed device has different technological characteristics, but the information submitted in the premarket notification demonstrates the device is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than the predicate device. The FDA may request additional information, including clinical data. Under the FDCA, a manufacturer must submit a premarket notification at least 90 days before introducing a device into interstate commerce, but the FDA’s review of the premarket notification can take significantly longer. If the FDA determines that the device is substantially equivalent to the predicate device(s), the subject device may be marketed. However, if the FDA determines that a device is not substantially equivalent to the predicate device(s), then the device would be regulated as a Class III device, discussed below. If a manufacturer obtains a 510(k) clearance for its device and then makes a modification that could significantly affect the device’s safety or effectiveness, a new premarket notification must be submitted to the FDA.

Class III devices are those deemed by the FDA to pose the greatest risk, such as those for which reasonable assurance of the device’s safety and effectiveness cannot be assured solely by the general controls and special controls described above and that are life-sustaining or life-supporting. Some preamendment Class III devices for which the FDA has not yet required a PMA require the

FDA’s clearance of a premarket notification in order to be marketed. However, most Class III devices are required to undergo the PMA process in which the manufacturer must demonstrate reasonable assurance of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide valid scientific evidence, typically extensive preclinical and clinical trial data, and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications (and supplemental PMA applications) are subject to significantly higher user fees than 510(k) premarket notifications. Some PMA applications are exempt from a user fee, for example, a small business’s first PMA.

After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. The FDA also may convene an advisory panel of outside experts to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR. The FDA can delay, limit, or deny approval of a PMA application for many reasons.

If the FDA’s evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter authorizing commercial marketing or an approvable letter that usually contains a number of conditions that must be met in order to secure final approval. If the FDA’s evaluations are not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The agency may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired and submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process, including the gathering of clinical and nonclinical data, and the submission to the FDA for review, can take several years, and the process can be expensive and uncertain.

Even if the FDA approves a PMA, the agency can impose post approval conditions that it believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale, and distribution. After approval of a PMA, a new PMA or PMA supplement may be required for a modification to the device, its labeling, or its manufacturing process.

A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption, or IDE, approved by the FDA for a specified number of patients, unless the product is exempt from IDE requirements or deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials may begin 30 days after the submission of the IDE application unless the FDA disapproves the IDE or places the trial on clinical hold. Additionally, clinical trials may not begin until their protocol and informed consent receive approval from the appropriate institutional review boards at the clinical trial sites. All clinical trials must be conducted in accordance with the FDA’s IDE regulations, and we may need to submit information on certain clinical trials to a database maintained by the National Institutes of Health, in compliance with clinical trial reporting regulations.

Even if regulatory approval or clearance of a device is granted, the FDA may impose limitations on the uses and indications for which the device may be labeled and promoted, and the device remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must register their facilities and list their devices with the FDA. A device manufacturer’s manufacturing processes and those of some of its suppliers are required to comply with the applicable portions of the QSR, which cover quality management, design, production and process controls, quality assurance, labeling, packaging, shipping, and complaint handling. Device manufacturers must submit to the FDA medical device reports for deaths, serious injuries, and certain malfunctions and report certain field corrections and product recalls or removals. Some manufacturers also may be subject to post-market surveillance regulations. Facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: public warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, operating restrictions, partial suspension or total shutdown of production, delays in or denial of 510(k) clearance or PMA applications for new products, challenges to existing 510(k) clearances or PMA applications, and a recommendation by the FDA to disallow a device manufacturer from entering into government contracts. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed. In the event that a supplier fails to maintain compliance with a device manufacturer’s quality requirements, the manufacturer may have to qualify a new supplier and could experience manufacturing delays as a result.

If regulated by the FDA, we believe that our LDTs would likely be regulated as either Class II or Class III devices.  Accordingly, premarket review—either a 510(k), de novo application, or a PMA—would likely be required for our test if the FDA no longer applies its enforcement discretion to LDTs and our tests do not qualify as grandfathered tests that are exempted from premarket review. While the data requirements are typically greater for Class III devices, the data required for Class II devices has increased, and it is likely that some amount of clinical data (retrospective or prospective or both) would be required for any type of submission to the FDA.  We believe that products we may develop in the future for use as companion diagnostic tests are likely to be regulated as Class

III devices requiring PMA approval. We cannot assure you that our current products and other future products will not require 510(k) clearance or PMA approval in the future, or, in such an event, that such approval or clearance would be forthcoming.

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

Corporate Practice of Medicine

Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining what diagnostic tests are appropriate for a particular condition and taking responsibility for the ultimate overall care of the patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against us and/or the professional through licensure proceedings. Typically, such laws are only applicable to entities that have a physical presence in the state.

Other Regulatory Requirements

Our laboratories are subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood and bone marrow samples, and other human tissue. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste.

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

Segment, Revenue and Geographical Information

We operate in one reportable business segment and derive revenue from multiple countries, with 91.2%, 92.7%, and 85.8% of our total revenue coming from the United States in fiscal years 2016, 2015 and 2014, respectively. In 2016, we generated total revenue of $116.9 million from the sale of our products, compared to $93.2 million in 2015 and $61.1 million in 2014.

In January 2015, we announced a broad strategic collaboration with Roche Holdings, Inc. and certain of its affiliates. This relationship has continued to expand and Roche accounted for more than 10% of our revenues in each of the years ended December 31, 2016 and 2015.

Employees

As of January 31, 2017, we had 535 full-time employees, with 454 in technology, research and development, business development and laboratory and commercial operations, and 81 in general and administrative functions. We had 419 full-time employees in our Cambridge, Massachusetts facilities, 37 full-time employees in our Morrisville, North Carolina facility, and 79 of our full-time employees work outside of Massachusetts and North Carolina. None of our employees are represented by a labor union with respect to his or her employment with us.

Research and Development Expenses

Research and development expenses increased to $67.4 million for the year ended December 31, 2016 from $43.9 million for the year ended December 31, 2015. The increase was primarily related to costs incurred for new product development, including FoundationFocus CDxBRCA, and increased analytical validation to support other companion diagnostic work. The increase was attributed to a $9.8 million increase in employee and contractor-related expenses, a $5.7 million increase in laboratory supply costs, including reagents utilized in research and development activities, a $3.4 million increase in consulting costs, a $2.5 million increase in laboratory management and facilities costs, and a $2.1 million increase in clinical trial expenses.

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

Item 1A.RISK FACTORS

The following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, should be considered carefully. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations, and could cause the market price of our common stock to fluctuate or decline.

Risks Relating to Our Business and Strategy

We may not be able to generate sufficient revenue from our clinical molecular information products or our relationships with our biopharmaceutical partners to achieve and maintain profitability.

We believe our commercial success is dependent upon our ability to successfully market and sell our current portfolio of molecular information products, to continue to expand our current relationships and to develop new relationships with biopharmaceutical partners, and to develop and commercialize new molecular information products. Our current portfolio of molecular information products includes FoundationOne for solid tumors, FoundationOne Heme for blood-based cancers, or hematologic malignancies, FoundationACT, our blood-based (liquid biopsy) assay to measure ctDNA that we launched commercially to ordering physicians in May 2016, and FoundationFocus CDxBRCA, our FDA-approved companion diagnostic, to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered. The demand for our existing products may decrease or may not continue to increase at historical rates for a number of reasons, including among others, increased competition from companies that offer similar molecular diagnostic tests. In addition, FoundationOne, FoundationOne Heme, and FoundationACT have positive coverage decisions from only a few commercial third-party payors and do not have coverage contracts with or coverage decisions from most commercial third-party payors or any government payors, with the exception of a local coverage determination, or LCD, issued by Palmetto GBA, or Palmetto, the Medicare Administrative Contractor, or MAC, for the jurisdiction in which our North Carolina laboratory is located, which covers FoundationOne for certain patients with non-small cell lung cancer, or NSCLC. Certain commercial third-party payors have designated some or all of FoundationOne, FoundationOne Heme and FoundationACT as experimental and investigational and have declined to reimburse us for these products. This designation is customarily assigned to a product or service by a third-party payor pending the development of clinical information deemed sufficient to support a positive coverage decision. During this assessment period, we are not being reimbursed for our products from these third-party payors, resulting, in the aggregate, in a material loss of revenue to us.

We have generally experienced revenue growth from the sale of FoundationOne and FoundationOne Heme to physicians since their formal commercial launches; however, that has not been the case in recent periods. For the three months and year ended December 31, 2016, we experienced a decrease in revenue from the sale of our molecular information products to physicians. We believe this decline was driven primarily by several factors. For example, a large national payor commenced “in-network” coverage for FoundationOne and FoundationOne Heme for patients with stage IV NSCLC testing. This coverage determination has resulted in us no longer receiving payments for other indications that were previously paid by this large national payor on a stacked code basis, and in payment delays from this payor for the NSCLC indication. A second factor is our transition from billing certain medical institutions directly for testing performed for patients of the institutions to billing the patients’ insurance plans. This transition has resulted in the reimbursement of fewer of our products. A third factor is a revenue decline due to the commencement on April 7, 2016 of sales by Roche Holdings, Inc. and its affiliates, or Roche, under our Ex-U.S. Commercialization Agreement with Roche. Proceeds from sales of international tests are now paid by Roche (at cost plus a portion of the resulting gross margin), instead of by patients at list prices under the previous self-pay model. An additional factor is the increased examination of out-of-network claims by commercial third-party payors, which has resulted in payment delays and fewer tests being paid. The continuation of these factors, and other factors, including increased competition and lack of positive coverage decisions or coverage contracts from government or third-party payors, may make it less likely that physicians will order our products, and may adversely affect our ability to grow our revenues or maintain existing revenue levels.

Our biopharmaceutical partners may decide to decrease or discontinue their use of our molecular information platform due to changes in research and product development plans, failures in their clinical trials, financial constraints, the regulatory environment, the reimbursement landscape, or utilization of internal molecular testing resources or molecular tests performed by other parties, which are circumstances outside of our control. In addition, biopharmaceutical companies may decline to do business with us or decrease or discontinue their use of our molecular information platform due to our broad strategic collaboration with certain affiliates of Roche and the fact that Roche is our largest stockholder and beneficially owns a majority of our outstanding stock. In addition to reducing our revenue, if our biopharmaceutical partners decide to decrease or discontinue their use of our molecular information platform, this may reduce our exposure to early stage research that facilitates the incorporation of newly developed information about cancer into our molecular information platform and products.

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

Our molecular information products may never achieve significant commercial market acceptance.

Our molecular information products may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or profits for us. Our ability to achieve commercial market acceptance for our existing products will depend on several factors, including:

•	our ability to convince the medical community of the clinical utility of our products and their potential advantages over existing and new molecular tests;
•	the willingness of physicians and patients to utilize our products; and
•

the agreement by commercial third-party payors and government payors to reimburse our products, the scope and amount of which will affect patients’ willingness or ability to pay for our products and will likely heavily influence physicians’ decisions to recommend our products.

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

We currently derive a significant portion of our revenue from tests performed at our laboratory facility located in Cambridge, Massachusetts. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, or terrorism, which may render it difficult or impossible for us to operate our molecular information platform for some period of time. The inability to perform our molecular tests or to reduce the backlog of analyses that could develop if our facility is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming, and expensive to rebuild our facility or license or transfer our proprietary technology to a third party, particularly in light of the licensure and accreditation requirements for a commercial laboratory like ours. Even in the unlikely event we are able to find a third party with such qualifications to enable us to perform our molecular tests, we may be unable to negotiate commercially reasonable terms with such third parties.

In April 2016, we executed a lease for an additional laboratory facility in North Carolina, which is now operational. As we continue to transition some of our services to this new laboratory, we could experience disruptions in overall laboratory operations and could require adjustments to meet regulatory requirements, resulting in our inability to meet customer turnaround time expectations. Any delays in this transition could result in slower realization of laboratory efficiencies anticipated from operating an additional laboratory facility. Adverse consequences resulting from an interruption of our overall laboratory operations could harm relationships with our customers and regulators, and our reputation, and could affect our ability to generate revenue.

We may also construct, acquire or enter into relationships with third parties to procure additional laboratory space inside and outside the United States to support our existing and new tests. For example, in September 2016, we executed a lease for additional laboratory space in Cambridge, Massachusetts. Our Ex-U.S. Commercialization Agreement with Roche contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing outside of the United States. We are in the process of establishing a laboratory facility in Penzberg, Germany. Our R&D Collaboration Agreement with Roche contemplates that we will collaborate with Roche on multiple programs related to the development of products and services for use in molecular information, immunotherapy, ctDNA, and companion diagnostics. If we are unable to obtain or are delayed in obtaining or establishing new laboratory space to support these commercialization and development efforts, we could fail to meet certain contractual obligations and agreed upon timelines with certain of our biopharmaceutical partners, including Roche, or provide existing products and develop and launch new products in certain territories, which could result in harm to our business and reputation, and adversely affect our business, financial condition and results of operations.

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

As our volume grows, including any potential increases in volume due to our collaboration with Roche, we will need to continue to increase our workflow capacity for sample intake, customer service, billing and general process improvements, expand our internal quality assurance program, and extend our molecular information platform to support comprehensive genomic analyses at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and technicians and other scientific and technical personnel to process higher volumes of our molecular information products. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up, and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion.

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

New product development involves a lengthy and complex process, and we may be unable to successfully commercialize FoundationACT, FoundationFocus CDxBRCA, or any other products we may develop on a timely basis, or at all, and the development and commercialization of additional products may negatively affect the commercialization of existing products.

FoundationACT, our blood-based (liquid biopsy) assay to measure ctDNA, which we launched commercially to ordering physicians in May 2016, will take time to successfully commercialize, and there can be no assurance that this product will be successful in the evaluation of cancers for a variety of technical and market reasons. FoundationFocus CDxBRCA will also take time to successfully commercialize. The commercial success of FoundationFocus CDxBRCA is closely tied to the commercial success Clovis Oncology, Inc., or Clovis, experiences with Rubraca™ (rucaparib), and therefore we do not have complete control over its adoption and commercial success.

Our future molecular information products, including our universal companion diagnostic, which are in various stages of early development, will take time to develop and commercialize, if we are able to commercialize them at all. There can be no assurance that our new products will be capable of reliably identifying relevant genomic alterations in various forms of cancer. Before we can commercialize any new products, we will need to expend significant funds in order to:

•	conduct substantial research and development, including validation studies and potentially clinical trials;
•	build additional laboratory space for new products;
•	further develop and scale our laboratory processes to accommodate different products;
•	further develop and scale our infrastructure to be able to analyze increasingly large amounts of data; and
•	in the case of products for which we are seeking FDA approval, pursue such FDA approval.

Our product development process involves a high degree of risk, and product development efforts may fail for many reasons, including:

•failure of the product to perform as expected at the research or development stage;

•lack of validation data;

•failure to demonstrate the clinical utility of the product; or

•	in the case of products for which we are seeking or have received FDA approval, the inability to obtain FDA approval or the loss of FDA approval.

As we develop products, we will have to make significant investments in product development, marketing, and selling resources. In addition, the commercialization of newer products, such as FoundationACT or FoundationFocus CDxBRCA, may also negatively affect the sales of existing products, such as FoundationOne or FoundationOne Heme, where the diagnostic applications overlap, to the extent physicians decide to order the newer product in lieu of our existing products.

If we cannot compete successfully with our competitors, including new entrants in the market, we may be unable to increase or sustain our revenue or achieve and sustain profitability.

While personalized genomic diagnostics is a relatively new area of science, we face intense competition from companies that offer products or have conducted research to profile genes and gene expression in various cancers. Our principal competition comes from diagnostic companies that offer molecular diagnostic tests that capture only a single-marker or hotspot panel tests that capture a limited number of the most well-known gene alterations, as well as academic research centers, diagnostic companies and next generation sequencing, or NGS, platform developers that are offering or developing NGS-based testing. In addition, there are an increasing number of sophisticated commercial competitors who are selling hot spot panel or NGS-based tests that they are marketing as comparable to, and/or more cost effective than, our existing products.

Our competitors include laboratory companies such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, Caris Life Sciences, Guardant Health, NeoGenomics Laboratories, Genomic Health, Myriad Genetics, as well as companies such as Abbott Laboratories, Qiagen N.V., and Sequenom, Inc. that manufacture or may manufacture diagnostic testing kits. In addition, there are a significant number of early stage companies that may develop tests which compete with our products. Recently, some of these competitors have been increasingly marketing their tests as comparable to, and/or more cost effective than, our products, and if such marketing strategies are successful, they could result in physicians determining not to order our products which, in turn, would have an adverse effect on our revenue, financial condition, and results of operations.

Many hospitals and academic medical centers may also seek to perform the type of molecular testing we perform at their own facilities. As such, our competition may include entities such as the MD Anderson Cancer Center, Memorial Sloan-Kettering Cancer Center, University of Michigan, Baylor Medical Genetics Laboratories, Washington University in St. Louis, University of Washington, Intermountain Healthcare, and other academic hospitals and research centers.

Illumina, Thermo Fisher, Qiagen N.V., and other companies market NGS platforms that are being sold directly to research centers, biopharmaceutical companies, and clinical laboratories. While these platforms have been largely utilized in research and development settings or testing for non-cancer conditions, many of these companies have launched and will likely continue to commercialize products for focused application in the clinical oncology market. We believe some diagnostic platform providers will seek to place sequencing machines in laboratories and to develop NGS-based laboratory-developed tests, or LDTs, for use in clinical oncology, including by seeking to decrease the cost, size, and complexity of their platforms. In addition, Illumina has received approval by the FDA for a diagnostic kit for clinical use outside of oncology which is sold to clients who have purchased its platforms. We believe Illumina and other diagnostic platform providers may develop additional FDA-approved diagnostic kits for clinical use by clients who have purchased their platforms, potentially including kits designed to identify genetic alterations in samples of solid tumors or blood-based cancers. Also, many private companies are developing information technology-based tools to support the integration of NGS testing into the clinical setting. The successful development and marketing of these products by diagnostic platform providers could enable some of our potential customers to perform clinical-grade, comprehensive genomic analyses, which could have a material adverse effect on our business and financial condition. These companies may also use their patent portfolios, developed in connection with developing their tests, to allege that our products infringe their patents, and we could face litigation with respect to such allegations and the validity of such patents.

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

The molecular diagnostic industry is subject to rapidly changing technology, which could make our molecular information platform, our current molecular information products, and other products we develop obsolete.

Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements, and evolving industry standards, all of which could make our molecular information platform and existing and future molecular information products obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer and advances in methods used to analyze very large amounts of genomic information. We must continuously enhance our molecular information platform and develop new products to keep pace with evolving standards of care. If we do not update our molecular information platform to reflect new scientific knowledge about cancer biology, information about new cancer therapies, or relevant clinical trials, our molecular information platform could become obsolete and sales of our existing and any new products could decline, which would have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, our product reports match identified genomic alterations with FDA-approved targeted therapies or relevant clinical trials of targeted therapies. If a patient or physician who orders one of our products is unable to obtain, or be reimbursed for the use of, targeted therapies because they are not indicated in the FDA-approved product label for treatment of a patient’s cancer, the patient is unable to enroll in an identified clinical trial due to the enrollment criteria of the trial, or some other reason, the patient or ordering physician may conclude the test report does not contain actionable information. If physicians do not believe our products consistently generate actionable information about their patients’ cancers, they may be less likely to order our products, our reputation could be harmed, and our business and results of operations could suffer. Furthermore, we have made significant investments in various technologies to support adoption of our molecular information products. For example, our test reports are now available to physicians using FoundationICE, our online Interactive Cancer Explorer. We believe FoundationICE will help physicians to more efficiently use our clinical products and will enhance the utility of comprehensive genomic profiling. We also continue to build on our existing decision support applications and to develop innovative new decision support applications, like Insights and SmartTrials, that support informed treatment decision-making and enable improved access to therapies. If these technologies do not work as expected or fail to gain broad utilization among clinical physicians, they will not drive adoption of our molecular information products, which would have an adverse impact on our revenues and business operations.

If we lose the support of key thought leaders, it may be difficult to establish products enabled by our molecular information platform as a standard of care for patients with cancer, which may limit our revenue growth and ability to achieve profitability.

We have established relationships with leading oncology thought leaders at premier cancer institutions and oncology networks such as the Memorial Sloan-Kettering Cancer Center, the Vanderbilt-Ingram Cancer Center, and the Taussig Cancer Institute at the Cleveland Clinic. If these key thought leaders determine that our molecular information platform, our existing products or other products that we develop are not clinically effective, that alternative technologies are more effective, or if they elect to use internally developed products, we would encounter significant difficulty validating our testing platform, driving adoption, or establishing our molecular information platform and tests as a standard of care, which would limit our revenue growth and our ability to achieve profitability.

If we cannot maintain our current relationships, or enter into new relationships, with biopharmaceutical companies, our product development could be delayed.

We deploy our molecular information platform to analyze tissue samples provided by biopharmaceutical partners from their clinical trials. We have entered into agreements with biopharmaceutical companies in the cancer field including, for example, Agios, ARIAD Pharmaceuticals, Inc., Array BioPharma Inc., AstraZeneca UK Limited, Clovis Oncology, Johnson & Johnson, and Novartis, and our broad collaboration with Roche. For the year ended December 31, 2016, our collaboration with Roche accounted for more than 37% of our total revenue, representing a material portion of our total revenue. We expect that our collaboration with Roche will account for a material portion of our revenue in future years. The revenue attributable to Roche may fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. In addition, changes in the terms of our agreements with Roche, or a modification or termination of our relationship with Roche, could result in delays in the receipt of revenue by us, or a temporary or permanent loss of revenue to us.

Our success in the future depends in part on our ability to maintain relationships with biopharmaceutical partners and to enter into new relationships. This can be difficult due to several factors, including internal and external constraints placed on these organizations that can limit the number and type of relationships with companies like us that can be considered and consummated; the agreements governing our relationships are generally terminable at will by our biopharmaceutical customers; our biopharmaceutical customers may be dissatisfied with our products; and continued usage of our products among particular biopharmaceutical customers may depend on whether the partner obtains positive data in its clinical trials or other administrative factors that are outside our control. Additionally, some of our biopharmaceutical partners have contracted with us to provide testing for large numbers of samples, which could strain our testing capacity and restrict our ability to perform additional tests for other customers. If we fail to maintain these relationships, or enter into new ones, our business could suffer.

In addition, certain biopharmaceutical companies, including those with which we currently have agreements, may choose not to do business with us or may seek out other partners for molecular information, due to our strategic collaboration with Roche and the fact that Roche is our largest stockholder and beneficially owns a majority of our outstanding stock, particularly if they are actual or potential competitors with Roche. If we are unable to continue to grow our business with biopharmaceutical companies, our business and results of operations would be adversely affected.

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

We anticipate continued growth in our business operations both inside and outside the United States. Our laboratory facility in North Carolina recently became operational, we are in the process of establishing a laboratory facility in Penzberg, Germany, and we recently executed agreements to expand our facilities in Cambridge, Massachusetts. This expansion and any future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations, quality control, customer service, and sales force management. We may not be able to maintain the quality or expected turnaround times of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and managerial controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete implementation in a timely and efficient manner could adversely affect our operations.

We have limited experience in marketing and selling our products, and if we are unable to expand our direct sales and marketing force to adequately address our customers’ needs, our business may be adversely affected.

Although we launched our first commercial product, FoundationOne, in June 2012, personalized genomic diagnostics is a new area of science, and we continue to focus and refine our efforts to sell, market and receive reimbursement for our products. In addition, we have limited experience in marketing and selling some of our newer molecular information products, including FoundationACT, which was launched for research use to our biopharmaceutical partners in December 2015 and commercially to ordering physicians in May 2016, and FoundationFocus CDxBRCA, which received FDA approval and launched commercially in December 2016. We may not be able to market, sell, or distribute our existing products or other products we may develop effectively enough to support our planned growth.

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

Pursuant to our Ex-U.S. Commercialization Agreement with Roche, as of April 2016, Roche has the exclusive right to commercialize FoundationOne, FoundationOne Heme, any clinical diagnostic products developed under our R&D Collaboration Agreement with Roche, including FoundationACT, and any other products upon mutual agreement, outside of the United States to the extent Roche has not elected to exclude any countries from its territory. Subject to satisfaction of certain performance milestones, the Ex-U.S. Commercialization Agreement will remain in effect until April 2020 and may be extended by Roche for additional two-year periods. Roche has the right to terminate the agreement without cause upon six months’ written notice after the initial five-year term, and either party may terminate the agreement in the event of breach by the other party. During the term of the Ex-U.S. Commercialization Agreement, we are relying on Roche’s efforts to sell and market FoundationOne, FoundationOne Heme, FoundationACT, and potentially other future molecular information products outside of the United States, and if Roche’s sales and marketing efforts are not successful, we may not achieve significant market acceptance of our products outside the United States, which would materially and adversely impact our business operations.

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

The loss or transition of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians, and salespeople, or the diversion of management’s attention due to the continued implementation of our collaboration with Roche, could adversely affect our business.

Our success depends on the skills, experience and performance of key members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our molecular information platform and additional products, and as we expand our commercial activities. The loss or incapacity of existing members of our senior management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Effective February 6, 2017, Troy Cox succeeded Michael J. Pellini, M.D. as our Chief Executive Officer. The complexity inherent in integrating a new key member of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees.

All members of our senior management team have employment agreements; however, the existence of an employment agreement does not guarantee the retention of the employee for any period of time. We may make use of retention agreements, as we implemented with Steven Kafka, our President and Chief Operating Officer, in January 2017, to mitigate the risk of losing a member of our senior management at a time that would adversely affect key strategic initiatives or our operations as a whole, however, we cannot guarantee that the incentives provided under such retention agreement will be effective in retaining the relevant member of senior management. We do not maintain “key person” insurance on any of our employees.

Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in Cambridge, Massachusetts, and potentially at our locations in North Carolina and Penzberg, Germany. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting, or retaining qualified sales people. In addition, our obligation to repurchase shares of our common stock pursuant to Roche’s anti-dilution protections set forth in the Investor Rights Agreement may result in changes to our equity compensation programs, which could impact our ability to attract and retain key personnel. Recruitment and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at will, which means that either we or the employee may terminate their employment at any time.

The continued implementation of our broad strategic collaboration with Roche may also divert management’s focus and resources from other strategic opportunities and operational matters. In addition, this implementation could cause management and employee disruption, resulting in the possible loss of key management, sales and marketing, technical or other personnel. If we experience any of these implementation-related issues, our business could be harmed.

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

With respect to FoundationFocus CDxBRCA, product liability lawsuits may also be subject to additional defenses resulting from the fact that this test is approved by the FDA under a premarket approval application. Product liability lawsuits that allege that state law requires that FoundationFocus CDxBRCA be designed, labeled, or manufactured in a different manner than was approved by the FDA may be preempted by the Federal Food, Drug, and Cosmetic Act. However, we cannot predict whether a court would agree that such lawsuits should be preempted and defending such claims may be costly and time-consuming.

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

We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting, and our FoundationICE portal. We have installed and are expanding a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance, and other infrastructure operations. In addition to the aforementioned business systems, we continue to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation, and general administrative activities. In addition, our third-party billing and collections provider depends upon technology and telecommunications systems provided by outside vendors. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Failures or significant downtime of our information technology or telecommunications systems, or those used by our third-party service providers, could prevent us from conducting our comprehensive genomic analyses, preparing and providing reports and data to pathologists and oncologists, billing payors, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities, and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party billing and collections provider collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property, and proprietary business information owned or controlled by us or our customers, payors, and biopharmaceutical partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. We also communicate, and facilitate the exchange of, sensitive patient data to and between customers and their contracted or affiliated healthcare providers through our FoundationICE, Insights, and GeneKit portals. These applications and related data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information, including: unauthorized access risk; inappropriate disclosure risk; inappropriate modification risk; and the risk of our being unable to adequately monitor our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or malicious software or breached due to personnel error, malfeasance, or other disruptions. Any such breach or interruption could compromise the security or integrity of our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, corrupted, lost, or stolen. Any such access, disclosure, corruption or other loss or theft of information could result in governmental investigations, class action legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act, or HIPAA, and regulatory penalties. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, applications including FoundationICE, Insights, and GeneKit are currently accessible through online portals and may, in the future, be accessible through dedicated mobile applications, and there is no guarantee we can absolutely protect our online portals or our mobile applications from breach. Unauthorized access to, or loss or dissemination of, the data embedded in or transferred via these applications could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.

We are a “covered entity” as defined under HIPAA, and the U.S. Office of Civil Rights may impose penalties on a covered entity for a failure to comply with a requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity knew or should have known of the failure to comply, or whether the covered entity’s failure to comply was due to willful neglect. These penalties include civil monetary penalties of $100 to $50,000 per violation, up to an annual cap of $1,500,000. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and imprisonment up to one year. The criminal penalties increase to $100,000 and up to five years’ imprisonment if the wrongful conduct involves false pretenses, and to $250,000 and up to 10 years’ imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Furthermore, in the event of a breach as defined by HIPAA, the covered entity has specific reporting requirements under HIPAA regulations. In the event of a significant breach, the reporting requirements could include notification to the general public.

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

Among other requirements, the Directive regulates transfers of personally identifiable data that is subject to the Directive, or Personal Data, to third countries, such as the United States, that have not been found to provide adequate protection to such Personal Data. We have in the past relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of Personal Data by data controllers in the European Economic Area, or the EEA, to the United States. As a result of the October 6, 2015 Court of Justice of the European Union, or CJEU, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. -EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of Personal Data outside of the EEA.

In February 2016, negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that is being referred to as the EU-US Privacy Shield and a draft adequacy decision was presented by the European Commission on February 29, 2016. On April 13, 2016, the Article 29 Working Party, a body made up of a representative from the data protection authority of each EU member State, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its opinion on the draft adequacy decision, the Working Party noted that the framework does not incorporate some of the key principles of the EU data protection regime. Accordingly, the EU-US Privacy Shield was subject to further negotiations and revisions. On May 26, 2016 the European Parliament adopted a resolution and on July 8, 2016 the European Member States representatives approved the final version of the EU-US Privacy Shield, paving the way for the adoption of the decision by the European Commission. On July 12, 2016, the U.S. Department of Commerce announced that the EU-US Privacy Shield program would be open to registrants as of August 1, 2016. On January 12, 2017 the Swiss Government also announced the approval of the Swiss-U.S. Privacy Shield Framework as a valid legal mechanism to comply with Swiss requirements when transferring personal data from Switzerland to the United States (and self-certification will be open starting April 12, 2017). However, there continue to be concerns about whether the EU-US and Swiss-US Privacy Shield will face additional challenges (such as the Safe Harbor framework). On September 15, 2016 a formal complaint was filed asking for an annulment of the Privacy Shield framework by the CJEU. The outcome of this case is already unclear, as there are many variables (including procedural issues). In addition, the European data protection authorities announced that the first joint annual review of the EU-US Privacy Shield (which is expected to be carried out in summer 2017) will be a key moment to assess the robustness and efficiency of the Privacy Shield mechanism, and the results of such review may also impact the acceptance of other transfer mechanisms. We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

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

Our business strategy may, from time to time, include pursuing acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our proprietary molecular information platform and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies. Negotiating these transactions and the formation of strategic alliances or joint ventures can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, including, in some cases, the approval of Roche pursuant to the terms of the Investor Rights Agreement or our credit facility with Roche, or the Roche Credit Facility, as well as governmental authorities, which are beyond our control. In addition, some third parties may choose not to enter into partnership arrangements with us because of our relationship with Roche. Consequently, we may not be able to complete such transactions on favorable terms or at all, and we can make no assurance that these transactions, once undertaken and announced, will close.

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

We currently have limited international operations, but our business strategy incorporates plans for significant international expansion through our collaboration with Roche. Pursuant to our Ex-U.S. Commercialization Agreement with Roche, as of April 2016, Roche has the exclusive right to commercialize FoundationOne, FoundationOne Heme, FoundationACT, any new clinical diagnostic products developed under our R&D Collaboration Agreement with Roche, and any other products upon mutual agreement, in each case outside of the United States to the extent Roche has not elected to exclude any countries from its territory. Our Ex-U.S. Commercialization Agreement with Roche also contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing for FoundationOne and FoundationOne Heme in those geographies, and we are currently in the process of establishing a laboratory facility in Penzberg, Germany. Subject to satisfaction of certain performance milestones, the Ex-U.S. Commercialization Agreement will remain in effect until April 2020 and may be extended by Roche for additional two-year periods. Roche has the right to terminate the agreement without cause upon six months’ written notice after the initial five-year term, and either party may terminate the agreement in the event of breach by the other party. Since Roche has the exclusive right to commercialize FoundationOne, FoundationOne Heme, FoundationACT, and any new clinical diagnostic product developed under our R&D Collaboration Agreement with Roche, our ability to achieve commercial success outside the United States, including growing test volume and revenue, obtaining coverage decisions from commercial and government payors, and developing and operating a sustainable international commercial infrastructure, relies to a significant extent on the performance of Roche.

Doing business internationally involves a number of risks, including:

•

multiple, conflicting, and changing laws and regulations such as data protection laws, privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements (including requirements related to patient consent, testing of genetic material and reporting the results of such testing) and other governmental approvals, permits, and licenses, or government delays in issuing such approvals, permits, and licenses;
•	failure by us or Roche to obtain regulatory approvals for the manufacture, sale, and use of our products in various countries;
•	additional, potentially relevant third-party intellectual property rights;
•	complexities and difficulties in obtaining protection for and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with obtaining reimbursement from and managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	logistics and regulations associated with preparing, shipping, importing and exporting tissue samples, including infrastructure conditions, transportation delays, and customs;
•	limits in our ability to penetrate international markets if we are not able to perform our molecular tests locally;
•	financial risks, such as the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions; and
•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distribution activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, including its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of foreign countries, we may have to implement global changes to our products or business practices. Such changes may result in additional expense to us and either reduce or delay product development, commercialization or sales. In addition, any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our activities in these countries.

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

We use third-party collaborators, strategic partners, law firms, and other representatives for regulatory compliance, patent registration, and other purposes in a variety of countries, including those that are known to present a high corruption risk. Our reliance on Roche to sell our products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because we can be held liable for the corrupt or other illegal activities of these third-party collaborators, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. In addition, although we have implemented policies and procedures to ensure compliance with anti-corruption and related laws, there can be no assurance that all of our employees, representatives, contractors, partners, or agents will comply with these laws at all times. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery.

These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws, any changes in these laws, or the interpretation thereof. Noncompliance with these and other relevant laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and debarment from contracting with certain governments or other persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.

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

Reimbursement and Regulatory Risks Relating to Our Business

If commercial third-party payors or government payors fail to provide coverage or adequate reimbursement, or if there is a decrease in the amount of reimbursement for our existing products or any future products we develop, our revenue and prospects for profitability would be harmed.

In both domestic and many international markets, sales of our existing and any future products we develop will depend, in large part, upon the availability of reimbursement from third-party payors. These third-party payors include government healthcare programs such as Medicare and Medicaid, managed care providers, accountable care organizations, private health insurers, and other organizations. In particular, we believe that obtaining a positive LCD or national coverage determination, or NCD, and a favorable reimbursement rate from the Centers for Medicare & Medicaid Services, or CMS, or the applicable MAC for each of our existing products, and any future products we develop, across substantially all medically indicated cancers will be a necessary element in achieving material commercial success. Physicians and patients may not order our products unless commercial third-party payors and government payors authorize such ordering and pay for all, or a substantial portion, of the list price, and certain commercial third-party payors may not agree to reimburse our existing products or future products if CMS or the MACs assigned to the jurisdictions in which our operational laboratory facilities are located do not issue positive coverage decisions for such products.

There is currently no NCD that determines whether and how our products are covered by Medicare. In the second quarter of 2016, the FDA and CMS accepted our universal companion diagnostic assay based on our FoundationOne platform for the Parallel Review program. This program provides concurrent review of a medical device by the FDA for marketing approval and by CMS for an NCD to facilitate patient access to innovative medical devices. We cannot predict whether CMS will grant an NCD for this assay, and if coverage is provided, if the reimbursement rate will be favorable. In the absence of an NCD, local MACs that administer the Medicare program in various regions have some discretion in determining coverage, the reimbursement rate, and payment for tests.

A MAC assigned to a jurisdiction in which we have an operational laboratory facility may deny paying a claim submitted by us related to that facility pending a coverage or payment determination. Even if we do receive payments from a MAC on appeal, the reimbursement rate may be lower than we expect, and if such rate is then adopted by commercial third-party payors, it would have an adverse effect on our revenues and results of operations. In addition, a MAC may issue a non-coverage determination for one or more of our existing or future products, and/or for one or more clinically indicated tumor types involved with such products, that would apply to future claims. Although we would have the opportunity to submit additional materials in support of a positive coverage determination for our products to the MAC and to CMS through the Office of Medicare Hearings and Appeals on appeal, there is no guarantee that the MAC or CMS will provide us with any additional positive coverage decisions, reverse any previously issued non-coverage decision, or maintain any previously issued positive coverage decision. In these circumstances, we may be required to receive a signed advance beneficiary notice, or ABN, from Medicare patients in order to be paid directly by the patient for non-covered services.

If CMS does not issue a positive NCD, or a MAC assigned to the jurisdiction in which one of our operational laboratory facilities is located does not issue an LCD, with respect to one or more of our products and/or clinically indicated tumor types, or if a MAC denies reimbursement of one or more of these products, withdraws its coverage policies after reimbursement is obtained, reviews and adjusts the rate of reimbursement, stops paying for one or more of these products altogether, or requires us to obtain signed ABNs, our revenue and results of operations would be adversely affected because we will not receive revenue for tests performed, physicians may be less likely to order a test for a patient if the test is not subject to a coverage determination such that the patient could ultimately be responsible for all or substantially all of the cost of the test, and we may be less likely to receive a positive coverage determination by commercial third-party payors.

Commercial third-party payors and government payors are increasingly attempting to contain healthcare costs by demanding price discounts, by limiting coverage on which diagnostic products they will pay for and the amounts that they will pay for new molecular diagnostic products, and by creating conditions to reimbursement, such as coverage eligibility requirements based upon clinical evidence development involving research studies and the collection of physician decision impact and patient outcomes data. Because of these cost-containment trends, commercial third-party payors and government payors that currently provide or in the future may provide reimbursement for one or more of our products may reduce, suspend, revoke, or discontinue payments or coverage at any time, including those payors that designate one or more of our existing products and/or clinically indicated tumor types as experimental and investigational. Payors may also create conditions to coverage or contract with third-party vendors to manage laboratory benefit coverage, in both cases creating burdens for ordering physicians and patients that may make our products more difficult to sell. The percentage of submitted claims that are ultimately paid, the length of time to receive payment on claims, and the average reimbursement of those paid claims, is likely to vary from period to period.

As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as our portfolio of molecular information products, will be eligible for coverage by commercial third-party payors and government payors or, if eligible for coverage, what the reimbursement rates will be for these products. The fact that a diagnostic product has been approved for reimbursement in the past, or has received FDA approval, for any particular indication or in any particular jurisdiction, does not guarantee that such diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products and/or clinically indicated tumor types will be approved in the future. We have had claims for reimbursement denied by certain commercial third-party payors, in some cases because they have designated some or all of FoundationOne, FoundationOne Heme and FoundationACT as experimental and investigational. Reimbursement of next generation sequencing-based cancer tests by commercial third-party payors and government payors may depend on a number of factors, including a payor’s determination that our existing and future products are:

•not experimental or investigational;

•medically reasonable and necessary;

•appropriate for the specific patient;

•cost effective;

•supported by peer-reviewed publications;

•included in clinical practice guidelines and pathways; and

•supported by clinical utility and health economic studies demonstrating improved outcomes and cost effectiveness.

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

Our North Carolina laboratory became commercially operational in September 2016. We are conducting specific testing services at this facility and are still in the process of determining what other types of services we may conduct at this facility. Such determination will be subject to the existence and limitations of applicable licenses and approvals, to our ability to meet laboratory and product requirements, and to our ability to accommodate logistical and commercial needs in the test ordering and fulfillment process. Since we are conducting services at our North Carolina laboratory, we have begun to submit claims to Palmetto for patients with NSCLC tumor types who receive FoundationOne testing covered by the expanded LCD. These claims will be subject to applicable Medicare rules and practices of Palmetto. We could be required to repay any payments received from Palmetto to the extent Palmetto determines that any of the claims for which we have received payment do not meet the eligibility requirements of its LCD.

We are engaged in conversations with Palmetto regarding the potential for coverage and payment by Palmetto for FoundationOne claims submitted by our North Carolina laboratory for Medicare patients having tumor types other than NSCLC, as well as coverage and payment for FoundationOne Heme testing. In December 2016, Palmetto issued three draft LCDs for the use of comprehensive genomic profiling to guide treatment in patients with metastatic colorectal cancer; metastatic melanoma; and advanced primary peritoneal, fallopian tube and ovarian cancer. However, these draft LCDs may be delayed, may never be issued, or if coverage is provided, that coverage may not result in payment for claims submitted by our North Carolina laboratory. There is no certainty that Palmetto will provide coverage for such Medicare patients, and if coverage is provided, that such coverage will result in payments for claims submitted by our North Carolina laboratory. We may also be required by Palmetto to receive an ABN form for non-covered tumor types in order to bill Medicare beneficiaries directly, which may have a negative impact on test utilization and our revenue and profitability.

We are currently considered a “non-contracted provider” by many commercial third-party payors because we have not entered into specific contracts to provide reimbursement for one or more of our existing products for their covered patients, and as a result we take on primary responsibility for obtaining reimbursement on behalf of patients. If we were to become a contracted provider with additional commercial third-party payors in the future, the amount of overall reimbursement we receive may decrease if coverage is furnished for only a limited number of tumor types and/or we are reimbursed less money per test performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenue. We may also be unable to collect payments from patients beyond the amount that is paid by their coverage with the relevant provider, and we will experience lost revenue as a result. In addition, coverage in a specific tumor type such as NSCLC may result in our inability to receive payment for other non-covered tumor types, resulting in lost volume and revenue. Finally, our contracts with current and any additional third-party payors will be subject to renewal, and the renewal process could result in lower reimbursement rates or elimination of reimbursement to us if the parties fail to agree to the terms of renewal and the contract is terminated.

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

The FDA does not currently regulate most laboratory developed tests, or LDTs, such as FoundationOne, FoundationOne Heme, and FoundationACT. The FDA historically took the position that, although such LDTs are medical devices, it would exercise enforcement discretion by not requiring compliance with the Federal Food, Drug, and Cosmetic Act, or the FDCA, or its regulations. However, in June 2010, the FDA announced that it intended to no longer exercise enforcement discretion for LDTs and in October 2014, the FDA published two draft guidance documents that, if finalized, would implement a regulatory approach for most LDTs. In the draft guidance documents, the FDA stated that it had serious concerns regarding the lack of independent review of the evidence of clinical validity of LDTs and asserted that the requirements under CLIA do not address the clinical validity of any LDT. The draft guidance documents proposed to impose a risk-based, phased-in approach for LDTs similar to the existing framework for in vitro diagnostic devices. In November 2016, the FDA announced that it would not finalize the draft guidance documents for LDTs prior to the end of the Obama administration.

In January 2017, the FDA released a discussion paper synthesizing public comments on the 2014 draft guidance documents and outlining a possible approach to regulation of LDTs. The discussion paper has no legal status and does not represent a final version of the LDT draft guidance documents. In the discussion paper, the FDA states that there is “a growing consensus that additional oversight of LDTs is necessary.” Similar to the FDA’s 2014 draft guidance, the FDA’s discussion paper proposes a risk-based framework that would require most LDTs to comply with most of the FDA’s regulatory requirements for medical devices. Unlike the draft guidance, however, the discussion paper proposes to exempt currently marketed LDTs from premarket review, requiring only new or modified tests to be approved or cleared by the agency. In addition, the FDA proposed requiring LDTs to comply with only a subset of the medical device quality system regulations, or QSRs, and proposed other changes from the 2014 draft guidance. We cannot predict whether the FDA will take action to regulate LDTs under the new administration or what approach the FDA will seek to take.

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

For tests that are subject to FDA regulation, we may not be able to obtain timely approvals for our tests or otherwise comply with FDA regulatory requirements, which could delay or prevent us from commercializing our tests or subject us to enforcement action and harm our business.

If the FDA takes action to finalize and implement a regulatory system for LDTs, or if legislation is enacted that subjects LDTs to FDA regulation, we would need to comply with FDA regulatory requirements for our LDTs, including FoundationOne, FoundationOne Heme, FoundationACT, or any future LDTs intended for clinical use. We currently also market Foundation Focus CDxBRCA which was approved by the FDA in December 2016 as a companion diagnostic to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered. In addition, we are developing a universal companion diagnostic test which we intend to submit to the FDA for approval in 2017. Foundation Focus CDxBRCA is regulated by the FDA as a Class III medical device.

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

If a product is classified as a Class III medical device, that product would likely be required to be approved by the FDA under a premarket approval, or PMA, which must be supported by valid scientific evidence to demonstrate a reasonable assurance of safety and effectiveness of the subject product, typically including the results of human clinical trials that demonstrate the clinical utility of that product. During the review of our PMAs, the FDA may indicate areas in which the FDA believes additional data or information is necessary to reach a decision on the application. We may need to expend significant time and resources in responding to such FDA requests, which could include performing additional testing or developing new data to support the PMA. Depending on the nature of the requests, we may not be able to provide the data or information that the FDA believes necessary to resolve the deficiencies.

For devices not subject to a PMA, we may be required to submit either a de novo reclassification request or, if classified as a Class II medical device, a premarket notification or 510(k). Under the 510(k) process, we must demonstrate that our products are substantially equivalent in technological characteristics and intended use to legally-marketed predicate devices. If we are unable to identify an appropriate predicate that is substantially equivalent to our device, we would be required to submit a PMA or a de novo reclassification request. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can take longer. Under the de novo process, we may request that the FDA classify a low or moderate risk device that lacks an appropriate predicate as a Class I or Class II device. The de novo process typically requires the development of clinical data and usually takes between six to twelve months from the time of submission of the de novo application, but can take longer.

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

After approval, products subject to FDA regulation are required to comply with post-market requirements. Among the requirements, we and our suppliers must comply with the FDA’s QSR, which sets forth requirements for manufacturers of devices, including the methods and documentation for the design, control testing, quality assurance, labeling, packaging, storage, and shipping of our devices. Further, if there are any modifications made to our PMA-approved marketed products, a PMA supplement may be required to be submitted to, and approved by, the FDA before the modified device may be marketed. Other post-market requirements include facility registration, product listing, adverse event reporting, recalls, corrections and removals, and restrictions on advertising and promotion. These requirements could subject our business to further regulatory risks and costs. The FDA enforces the requirements of the FDCA through announced and unannounced inspections. Failure to comply with the FDA’s view of our satisfaction of applicable regulatory requirements could require us to expend time and resources to respond to the FDA’s observations and to implement corrective and preventive actions, as appropriate. If we cannot resolve such issues to the satisfaction of the FDA, we may be subject to enforcement actions, including untitled or warning letters, fines, injunctions, or civil or criminal penalties. In addition, we could be subject to a recall or seizure of current or future products, operating restrictions, a partial suspension, or a total shutdown of production. Any such enforcement action would have a material adverse effect on our business, financial condition, and operations.

In August 2016, the FDA granted our request to review FoundationOne under the Expedited Access Pathway, or EAP, program because it met the three criteria necessary for inclusion in the program, one of which is the large unmet need for comprehensive genomic profiling of tumors. Once accepted into the EAP program, the FDA will work with the device sponsor to try to reduce the time and cost from development to an approval decision. Elements of the EAP program may include priority review, interactive review, senior management involvement, and assignment of a case manager. We cannot predict whether the PMA for FoundationOne will be approved by the FDA.

Healthcare policy changes, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition, results of operations, and cash flows.

In March 2010, legislation collectively referred to as the Affordable Care Act, or ACA, was enacted in the United States. The ACA, as subsequently amended, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA:

•

requires each medical device manufacturer and importer to pay an excise tax equal to 2.3% of the sale price for its taxable medical devices. In 2015, Congress imposed a 2-year moratorium on this medical device tax, so that medical device sales during the period between January 1, 2016 and December 31, 2017 are exempt from the tax. Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2018. If the tax is reinstated and if our products become regulated as medical devices, such as our universal companion diagnostic assay based on our FoundationOne platform following a positive determination by the FDA under the Parallel Review program, we could be required to begin paying this tax on the sales of our products for which we submit a marketing application, such as a 510(k) or PMA, to the FDA; and

•

mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015. In addition, a productivity adjustment is made to the fee schedule payment amount.

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

PAMA requires certain clinical laboratories meeting a threshold of Medicare revenues to report private payor payment rates and corresponding test volumes. PAMA also directed CMS to establish parameters to implement PAMA by June 30, 2015 and requires the market-based payment system to start on January 1, 2017. In June 2016, CMS issued the Medicare Clinical Diagnostic Laboratory Tests Payment System Final Rule, or the Final Rule, to implement the laboratory test payment provisions of PAMA. Because the issuance of the Final Rule was delayed, CMS delayed the market-based payment rates until January 1, 2018. The agency has issued sub-regulatory guidance on data collection and reporting and on additional topics, including a list of specific billing codes for which laboratories must report data. CMS is expected to publish additional sub-regulatory guidance describing how PAMA will be implemented, including an application process for ADLTs. At this time, the full impact of the implementation of PAMA on new and existing tests is uncertain. Our average commercial payor reimbursement starting in 2018 could be adversely affected depending upon if and how commercial payors adopt this new Medicare pricing methodology and the payment rates.

The Center for Medicare and Medicaid Innovation announced in June 2016 the launch of the Oncology Care Model, or OCM, beginning on July 1, 2016. The OCM is a five-year voluntary program that includes 190 physician practices in 31 states, as well as 16 private payors. Under the OCM, participating practices receive performance based payments on the basis of how their prices for 6-month “episodes” of cancer care triggered by receipt of chemotherapy compare to “benchmark” prices for similar episodes. These benchmarks are based on the historical data for the period of January 2012 through June 2015. The model may impact the utilization of our tests among those practices participating in OCM.

Finally, the recent presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the healthcare industry. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election that could have a material impact on us include, but are not limited to, the repeal of the ACA, modifications and elimination of programs and reductions in staffing at the FDA and CMS, and initiatives to contain or reduce governmental spending in the healthcare area, including Medicare and Medicaid reimbursement. We cannot predict what future healthcare initiatives will be introduced or implemented at the federal or state level, or how any future legislation or regulation may affect us. Any taxes imposed by federal legislation and the expansion of the government’s role in the U.S. healthcare industry generally, as well as changes to the reimbursement amounts paid by payors for our existing and future products, may reduce our profits and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business. Most CLIA deficiencies are not classified as “condition-level” deficiencies, and there are no adverse effects upon the laboratory operations as long as the deficiencies are corrected. Remediation of these deficiencies are routine matters, with corrections occurring within several hours or weeks. More serious CLIA deficiencies could rise to the level of “condition-level” deficiencies, and CMS has the authority to impose a wide range of sanctions, including revocation of the CLIA certification along with a bar on the ownership or operation of a CLIA certified laboratory by any owners or operators of the deficient laboratory. There is an administrative hearing procedure that can be pursued by the laboratory in the event of imposition of such sanctions, during which the sanctions are stayed, but the process can take a number of years to complete. If we were to lose our CLIA certification or CAP accreditation, we would not be able to operate our clinical laboratories and perform our molecular tests, which would result in material harm to our business and results of operations.

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

Our North Carolina laboratory facility became commercially operational in September 2016 and currently conducts limited testing activities. We are currently evaluating whether additional services will be conducted at this facility in the future. We have obtained the necessary licensure for the activities currently performed at this facility and are in the process of obtaining additional licensure to allow for potential expansion of services provided. If, after acquiring laboratory licenses for our Massachusetts and North Carolina facilities, we do not maintain these licenses or if our approvals are revoked, our business would suffer. In addition, other states may adopt similar licensure requirements in the future.

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

We furnish to biopharmaceutical partners and academic researchers genomic information that has been de-identified in accordance with HIPAA and relevant international health information privacy regulations. We may also furnish our biopharmaceutical partners and academic researchers with identifiable genomic information for research purposes, so long as such disclosure has been approved by an institutional review board or other ethical or privacy review board. The laws of certain states and countries may require specific consent from the individual either to retain or utilize certain genetic information for research or other purposes even if such information has been de-identified, or may require that we obtain a waiver of such consent from an ethical or privacy review board. Even where we furnish to biopharmaceutical partners and academic researchers genomic information that has been de-identified in accordance with applicable laws and regulations, biopharmaceutical partners or academic researchers may use technology or other methods to link that de-identified genomic information to the patient from whom it was obtained in contravention of one or more applicable laws and regulations. A finding that we have failed to comply with any such laws and any remedial activities required to ensure compliance with such laws could cause us to incur substantial costs, to be subject to unfavorable publicity or public opinion, to change our business practices, or to limit the retention or use of genetic information in a manner that, individually or collectively, could be adverse to our business.

In addition to CLIA and HIPAA, our operations are subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•

HIPAA, under which the Department of Health and Human Services established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions; certain of our services, including our online portals, FoundationICE, Insights, and GeneKit, are subject to these standards and requirements;

•

amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and related regulatory amendments, which strengthen and expand HIPAA privacy and security standards, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

•

the federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program;

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

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or other federal or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or other federal or state healthcare program, unless an exception applies;

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

•	federal and state laws regulating lobbying activities, including the disclosure of payments made in connection with such activities; and
•	similar foreign laws and regulations that apply to us in the countries in which we operate.

Our failure to comply could lead to civil or criminal penalties, exclusion from participation in government healthcare programs, or prohibitions or restrictions on our ability to conduct commercial activities. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position. These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. If one or more such agencies allege that we may be in violation of any of these requirements, regardless of the outcome, it could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations and other commercial third-party payors.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about, and promotional activities related to, prescription products. If we are found to have improperly promoted our products, we may become subject to significant fines and other liabilities.

Our molecular information products include a report to physicians that describes the tested cancer’s genomic alterations and, based on peer-reviewed literature and a government-sponsored list of clinical trials (clinicaltrials.gov), matches them with FDA-approved therapies or open clinical trials for therapies targeting cancers driven by those alterations. In some cases, the therapies identified in our report are not approved for the patient’s cancer or disease state. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug and device products. In particular, a product may not be promoted for uses or indications beyond those contained in such product’s approved labeling. The U.S. government has levied large civil and criminal fines against companies for alleged improper promotion and has entered into corporate integrity agreements and deferred prosecution agreements with companies that engaged in off-label promotion. The FDA can also request that such companies enter into consent decrees or take other enforcement action. If the DOJ or FDA determines that we have engaged in off-label promotion in our test reports by providing information regarding approved therapies, we may be subject to civil or criminal fines.

Federal and state legislation regulate interactions between medical device manufacturers and healthcare professionals. We are subject to federal and state laws targeting fraud and abuse in healthcare, including anti-kickback laws, false claims laws, and other laws constraining or otherwise related to financial arrangements manufacturers may enter into with healthcare professionals. For example, the Physician Payments Sunshine Act requires device manufacturers to report and disclose payments or other transfers of value made to physicians and teaching hospitals. Violations of these laws can result in criminal or civil sanctions, including, fines, imprisonment, and exclusion from government programs such as Medicare and Medicaid, all of which could materially harm our business. We may also be required to comply with HIPAA and similar state laws.

In addition, incentives exist under applicable laws that encourage competitors, employees, and physicians to report violations of law governing promotional activities for pharmaceutical and device products. These incentives could lead to so-called whistleblower lawsuits as part of which such persons seek to collect a portion of monies allegedly overbilled to government agencies due to, for example, promotion of pharmaceutical or device products beyond labeled claims. These incentives could also lead to lawsuits that we have mischaracterized a competitor’s product in the marketplace and, as a result, we could be sued for alleged damages to our competitors. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such lawsuits may also result in related stockholder lawsuits, which are also costly to defend, or Congressional scrutiny.

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

We provide products and services, including molecular testing, as a vendor to our biopharmaceutical partners in connection with clinical trials. We have implemented measures to ensure that all clinical data and genetic and other biological samples that we receive in connection with clinical trials from our biopharmaceutical partners have been collected from subjects who have provided appropriate informed consent for purposes which extend to our product development activities. We seek to ensure that data and samples are provided to us on a subject de-identified manner.

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

We or our biopharmaceutical partners may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to conduct further clinical trials or obtain regulatory approval of or commercialize future products and services or improvements to existing products and services. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval of or commercialize future products and services, or improvements to existing products and services include:

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

•

the number of patients, or amount of data, required for clinical trials of our future product or services candidates, or improvements to our existing products or services, may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•

our failure to conduct our clinical trials in accordance with applicable regulatory requirements of the FDA and of the regulators responsible for oversight of the conduct of clinical trials in other countries;

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

•

we may decide, or regulators or institutional review boards may require us, or our investigators, or our biopharmaceutical partners, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

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

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we continue to commercialize each of molecular information products in their current or updated forms, launch new products, and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We occasionally receive letters from third parties inviting us to take licenses under, or alleging that we infringe, their patents. Third parties may have obtained, and may in the future obtain, patents under which such third parties may claim that the use of our technologies constitutes patent infringement.

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

Diagnostic method claims and “gene patents” were considered in two landmark Supreme Court cases, Mayo Collaborative v. Prometheus Laboratories, or Prometheus, and Association for Molecular Pathology v. Myriad Genetics, or Myriad. In Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to incorporate sufficient inventive content above and beyond mere underlying natural correlations to allow the claimed processes to qualify as patent-eligible processes that apply natural laws. In Myriad, a case brought by multiple plaintiffs challenging the validity of patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2, holding that isolated genomic DNA that exists in nature, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patentable subject matter, but that cDNA, which is an artificial construct created from RNA transcripts of genes, may be patent eligible. The Federal Circuit has begun to apply the holdings in Prometheus and Myriad. In 2015, the Federal Circuit, in Ariosa v. Sequenom, applying Prometheus, found claims to a prenatal diagnostic method that relied on a natural product to be patent ineligible, and clarified that the absence of preemption of a natural phenomenon was not sufficient to demonstrate patent eligibility. In 2016, the Federal Circuit, in Rapid Litigation Management v. CellzDirect, found claims to a method of preserving liver cells to be patent-eligible.

On December 16, 2014, the USPTO issued interim guidance, entitled “2014 Interim Guidance on Patent Subject Matter Eligibility” (followed by multiple supplements in 2015 and 2016), which is for use by USPTO personnel in examining patent claims reciting judicially recognized exceptions to patentable subject matter, including laws of nature, natural phenomena, or abstract ideas, for patent eligibility in view of the Supreme Court decisions in Prometheus, Myriad, and Alice Corporation Pty. Ltd. V. CLS Bank International, or Alice Corp. The guidance indicates that claims reciting a judicial exception to patent-eligible subject matter must amount to significantly more than the judicial exception itself in order to be patent-eligible subject matter. We cannot assure you that our efforts to seek patent protection for our technology and products will not be negatively impacted by this interim guidance issued by the USPTO, the decisions described above, rulings in other cases, or changes in guidance or procedures issued by the USPTO.

We cannot fully predict what impact the Supreme Court’s decisions in Prometheus, Myriad, and Alice Corp. may have on the ability of biopharmaceutical companies or other entities to obtain or enforce patents relating to DNA, genes, or genomic-related discoveries in the future. Despite the USPTO interim guidance and Federal Circuit cases described above, the contours of when claims reciting laws of nature, natural phenomena, or abstract ideas may meet the patent eligibility requirements are not clear and may take years to develop via interpretation at the USPTO and in the courts. There are many previously issued patents claiming nucleic acids and diagnostic methods based on natural correlations that issued before the recent Supreme Court decisions discussed, and although many of these patents may be invalid under the standards set forth in the Supreme Court’s recent decisions, until successfully challenged, these patents are presumed valid and enforceable, and certain third parties could allege that we infringe, or request that we obtain a license to, these patents. Whether based on patents issued prior to or after these Supreme Court decisions, we could have to defend ourselves against claims of patent infringement, or choose to license rights, if available, under patents claiming such methods. In particular, although the Supreme Court has held in Myriad that isolated genomic DNA is not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other classes of gene-related patent claims, and we could have to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or pay to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter in question if we are unable to obtain a license on reasonable terms. Such outcomes could materially affect our ability to offer our products and have a material adverse impact on our business. Even if we are able to obtain a license or successfully defend against claims of patent infringement, the cost and distraction associated with the defense or settlement of these claims could have a material adverse impact on our business.

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

Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents, a narrow construction of the scope of our patents, or a finding that they are unenforceable. We may or may not choose to pursue litigation or interferences against those that have infringed our patents, due to the associated expense and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. For example, significant elements of some of our products, including aspects of sample preparation, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information were independently developed by a competitor, our competitive position could be harmed.

We may not be able to enforce our intellectual property rights throughout the world.

Our Ex-U.S. Commercialization Agreement with Roche contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing outside of the United States. We are in the process of establishing a laboratory facility in Penzberg, Germany. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. Accordingly, we may face an increased risk in these jurisdictions that unauthorized parties may attempt to copy or otherwise obtain or use our trademarks, copyrights, product formulations or other intellectual property. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Specifically, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect every instance of infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

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

Implementation of the collaboration agreements, the Roche Credit Facility, and related corporate governance agreements with Roche may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, including, among others:

•	difficulties in achieving anticipated business opportunities and growth prospects;
•	difficulties in managing the expanded operations of a more complex company;
•	challenges related to adhering to our obligations to repurchase shares pursuant to Roche’s anti-dilution protections contained in the Investor Rights Agreement;
•	our ability to comply with the covenants set forth in the Roche Credit Facility;
•

difficulties in maintaining our independence, and the perception of our independence, as a result of our employing individuals who were previously employed by Roche, including our recent appointment as Chief Executive Officer of Troy Cox, who previously worked for Genentech, Inc., a wholly-owned subsidiary of Roche;

•

challenges resulting from increased complexities in accounting and tax matters related to our obligations under the Investor Rights Agreement and Tax Sharing Agreement by and between us and Roche Holdings, Inc., dated January 11, 2015, or the Tax Sharing Agreement, including our compliance with certain financial, accounting and tax reporting obligations, practices and procedures;

•	challenges in keeping existing customers and obtaining new customers, including any biopharmaceutical customers that are actual or potential competitors with Roche;
•	challenges in our relationships with collaboration partners, suppliers, and patients; and
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

As of December 31, 2016, Roche owned approximately 59.6% of our outstanding common stock. As a result, until such time as Roche holds shares representing less, and potentially a material portion less, than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, Roche generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation, bylaws and the Investor Rights Agreement.

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

Pursuant to the Investor Rights Agreement, until such time as Roche and its affiliates beneficially own less than a majority of the outstanding shares of our common stock (subject to a cure period), we may not take certain actions without Roche’s prior written consent, including any of the following: (a) appoint a new Chief Executive Officer; (b) incur any indebtedness (as defined in the Investor Rights Agreement) that would result in the outstanding aggregate principal amount of the indebtedness of us and our subsidiaries exceeding the lesser of (A) $200 million and (B) 20% of our aggregate market capitalization at the time of such incurrence; (c) issue or sell any equity securities (including any securities convertible or exercisable into such equity securities), other than (X) common stock issued upon the exercise or settlement of equity awards granted as of the date of the Investor Rights Agreement in accordance with their terms, (Y) equity awards granted after the date of the Investor Rights Agreement pursuant to our 2013 Stock Option and Incentive Plan or any permitted new equity incentive plan or equity incentive plan amendment, and (Z) in connection with permitted acquisitions, certain shares of our common stock issued as stock consideration as long as such issuance does not result in Roche beneficially owning less than 50.5% of the outstanding shares of our common stock on a fully diluted basis; (d) establish or amend any of our equity incentive plans, except for certain permitted equity incentive plans and permitted equity incentive plan amendments; (e) acquire any entity, business or assets if the aggregate consideration payable by us exceeds the lesser of (X) $200 million and (Y) 20% of our aggregate market capitalization at the time of such transaction, unless Roche is separately contemplating acquiring the same entity, business or assets; (f) dispose of any entity, business or assets if the aggregate consideration payable to us exceeds $50 million; (g) change the scope and nature of our business; (h) amend our organizational documents; (i) take any action that would impair in any material respect our ability to perform our obligations under the Investor Rights Agreement or Roche’s rights thereunder; or (j) voluntarily dissolve or liquidate or make any voluntary bankruptcy filings. Our Board or management team could believe that taking any one of these actions would be in our best interests and the best interests of our stockholders. As such, if we are unable to complete any of these actions because Roche does not provide its consent, it could adversely impact our business and results of operations.

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

As of December 31, 2016, Roche owned approximately 59.6% of our outstanding common stock. In addition, under the terms of the Investor Rights Agreement, until April 2018, Roche is restricted from acquiring additional shares, except in order to offset dilution and maintain its aggregate percentage ownership in us at no less than 50.5% of the outstanding shares of our common stock on a fully diluted basis. The Investor Rights Agreement also requires us to establish a stock repurchase program designed to maintain Roche’s percentage ownership interest in our common stock. This ownership and these provisions will likely result in a less liquid trading market for our shares. This lack of liquidity may make it more difficult for investors to transact in our shares and the price of our stock may suffer as a result.

The independent members of our Board, who are not our employees and are not Roche designees, do not represent a majority of our Board.

We have determined that the directors designated by Roche, who represent a minority on our Board, Troy Cox, our Chief Executive Officer, and Michael J. Pellini, M.D., our former Chief Executive Officer and current Chairman of the Board, are not independent directors under Nasdaq Rule 5605(a)(2). The other five members of our ten-person Board are independent under Nasdaq Rule 5605(a)(2), and therefore do not constitute a majority. NASDAQ Rule 5605(b) requires that a majority of the board of directors of NASDAQ listed companies be comprised of independent directors. However, due to Roche’s majority ownership of our stock, we currently rely upon the “Controlled Company” exemption (as set forth in Nasdaq Rule 5615(c)(2)) from the majority Board independence requirement of Nasdaq Rule 5605(b). As a result of our reliance on the “Controlled Company” exemption, the perception of us as an independent entity could be diminished and our business could be harmed.

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

The Roche Credit Facility contains restrictions that limit our flexibility in operating our business.

In August 2016, we entered into the Roche Credit Facility, a secured credit facility with Roche Finance, an affiliate of Roche, pursuant to which we may borrow up to $100 million. The Roche Credit Facility is secured by a lien on all of our assets, including shares of our subsidiaries, our intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Roche Credit Facility requires us to meet specified minimum cash requirements and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Risks Relating to Our Financial Condition and Capital Requirements

Our business model may make it difficult to evaluate our current business and predict our future performance.

We were incorporated in Delaware, and began operations in November 2009 and commercial sales in 2012. Our limited operating history, particularly in light of our business model based upon sales of novel products enabled by our molecular information platform and the rapidly evolving genomic analysis industry, may make it difficult to evaluate our current business and predict our future performance. Any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business will suffer.

We have a history of net losses. We expect to incur net losses in the future and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including a net loss of $113.2 million in 2016. From our inception in 2009 through December 31, 2016, we had an accumulated deficit of $344.8 million. We expect our losses to continue as a result of not being broadly contracted with commercial payors, ongoing research and development expenses and increased selling and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

We may need to raise additional capital to fund our existing operations, develop our molecular information platform, commercialize new products, and expand our operations.

If our available cash balances, available borrowings under the Roche Credit Facility, which we expect to access in 2017, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or other risks described in this Annual Report, we may seek to sell common or preferred equity or convertible debt securities, enter into another credit facility or another form of third-party funding, or seek other debt financing.

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

The various ways we could raise additional capital carry potential risks and are, in certain cases as set forth in the Investor Rights Agreement and Roche Credit Facility, subject to the prior consent of Roche. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement, like the Roche Credit Facility could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products, or grant licenses on terms that are not favorable to us.

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

•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions, transitions or departures of key management or scientific personnel;
•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;
•	announcement or expectation of additional debt or equity financing efforts;
•	sales of our common stock by us, our insiders, or our other stockholders;
•	the perception of us in the marketplace as an independent entity;
•	the performance of Roche or speculation about the possibility of future actions Roche may take in connection with us; and
•	general economic and market conditions.

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

As of December 31, 2016, Roche beneficially owned approximately 59.6% of our outstanding common stock. As a result, until such time as Roche and its affiliates hold shares representing less, and potentially a material portion less, than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, Roche generally will have the ability to control the outcome of matters submitted for the vote of our stockholders related to a proposed takeover attempt. In addition, pursuant to the Roche Credit Facility, a “Change in Control” is considered to be an “Event of Default” which triggers the acceleration of all unpaid indebtedness under the Roche Credit Facility. The existence of a majority stockholder and the acceleration of the repayment of the indebtedness under the Roche Credit Facility could discourage third parties from acquiring our business since the third party would be required to negotiate any such transaction with Roche, and the interests of Roche with respect to such transaction may be different from the interests of our other stockholders. In particular, it is possible that our minority stockholders may not receive a control premium for their shares upon any eventual sale of our business.

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

We have leased approximately 70,000 square feet of laboratory and office space at 150 Second Street, Cambridge, Massachusetts through February 2021, approximately 48,000 square feet of laboratory and office space at 7010 Kit Creek Road, Research Triangle Park, North Carolina through January 2022, approximately 38,000 square feet of office space at Ten Canal Park in Cambridge, Massachusetts through approximately September 2020, approximately 7,700 square feet of laboratory and office space in Penzberg, Germany through September 2021, and approximately 2,000 square feet of office space in Palo Alto, California through April 2017. When each of our leases expire, we may renew the applicable existing lease or look for additional or alternate space for our operations. We believe that any additional space we may require will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to litigation arising in the ordinary course of our business. As of December 31, 2016, we were not party to any material litigation.

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

	High	Low
Year ended December 31, 2016
First Quarter	$19.79	$13.71
Second Quarter	$21.53	$15.23
Third Quarter	$25.10	$19.03
Fourth Quarter	$24.30	$17.70

	High	Low
Year ended December 31, 2015
First Quarter	$49.76	$21.88
Second Quarter	$50.93	$31.64
Third Quarter	$34.13	$17.94
Fourth Quarter	$23.93	$15.97

Holders of Record

On February 24, 2017, the last reported sales price of our common stock on the Nasdaq Global Select Market was $23.10 and as of February 24, 2017, there were approximately 34 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

The following graph shows the total stockholder return of an investment of $100 in cash on September 25, 2013 (the first day of trading of our common stock), through December 31, 2016 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.), and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

The selected financial data set forth below as of December 31, 2016 and 2015, and for each of the years ended December 31, 2016, 2015, and 2014 has been derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2013 and 2012, and as of December 31, 2014, 2013, and 2012 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes thereto, and other financial information included herein. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$73,388	$79,759	$60,221	$28,136	$10,358
Related-party revenue from Roche	43,477	13,444	858	854	287
Total revenue	116,865	93,203	61,079	28,990	10,645
Costs and expenses
Cost of revenue	52,978	36,695	27,434	11,659	5,681
Cost of Roche related-party revenue	3,770	2,736	—	—	—
Selling and marketing	57,951	49,030	28,997	12,326	3,454
General and administrative	48,611	50,614	27,302	21,865	8,644
Research and development	67,371	43,883	30,629	24,901	14,777
Total costs and expenses	230,681	182,958	114,362	70,751	32,556
Loss from operations	(113,816)	(89,755)	(53,283)	(41,761)	(21,911)
Interest income (expense), net	624	124	(42)	(235)	(421)
Other income (expense), net	—	—	1,103	(948)	(61)
Net loss	(113,192)	(89,631)	(52,222)	(42,944)	(22,393)
Accretion of convertible preferred stock	—	—	—	(139)	(286)
Net loss applicable to common stockholders	$(113,192)	$(89,631)	$(52,222)	$(43,083)	$(22,679)
Net loss per common share, basic and diluted	$(3.25)	$(2.73)	$(1.87)	$(4.64)	$(10.47)
Weighted average common shares outstanding, basic and diluted	34,794,347	32,836,219	27,954,327	9,294,730	2,166,832

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$143,019	$232,309	$72,080	$124,293	$54,838
Working capital	128,270	199,748	73,202	117,551	49,856
Total assets	214,035	297,989	111,938	157,268	66,039
Notes payable, excluding current portion	—	—	—	—	1,441
Redeemable convertible preferred stock warrant liability	—	—	—	—	225
Redeemable convertible preferred stock	—	—	—	—	98,658
Accumulated deficit	(344,808)	(231,616)	(141,985)	(89,763)	(46,819)
Total stockholders’ equity (deficit)	$164,846	$257,689	$86,169	$131,711	$(43,397)

fITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our clinical molecular information products, FoundationOne for solid tumors, FoundationOne Heme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, pediatric cancers, and advanced sarcomas, FoundationACT (Assay for Circulating Tumor DNA), a blood-based (liquid biopsy) assay to measure circulating tumor DNA, or ctDNA, and FoundationFocus CDxBRCA, a companion diagnostic assay to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered, are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer and in research. To accelerate commercial growth and enhance competitive advantage, we are continuing to develop and commercialize new molecular information products for physicians and biopharmaceutical companies, strengthen our commercial organization, introduce new marketing, education and provider engagement efforts, grow our molecular information knowledgebase, FoundationCORE, aggressively pursue reimbursement from government payors, and regional and national third-party commercial payors, publish scientific and medical advances, and foster relationships throughout the oncology community. We believe our molecular information products address a global market opportunity of $12-15 billion.

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne and FoundationOne Heme, and the development of new products such as FoundationACT and FoundationFocus CDxBRCA. We have incurred significant losses since our inception, and as of December 31, 2016 our accumulated deficit was $344.8 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, conduct clinical trials, and invest in our molecular information platform and additional products, including FoundationACT, which launched commercially to ordering physicians in May 2016, and FoundationFocus CDxBRCA, which was approved by the U.S. Food and Drug Administration, or FDA, in December 2016.

FoundationOne, FoundationOne Heme, and FoundationACT have been commercialized as laboratory developed tests, or LDTs, which are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and are not currently regulated as medical devices under the Federal Food, Drug and Cosmetic Act. In addition to FoundationFocus CDxBRCA, we are seeking FDA approval for our universal companion diagnostic assay based on our FoundationOne platform, with an indication for use as a companion diagnostic across a diverse range of solid tumors. We believe our work developing companion diagnostic assays with our biopharmaceutical partners accelerates our progress in this area, and is a key component of our strategy to develop a universal companion diagnostic assay. If approved, this assay could be the first FDA-approved comprehensive genomic profiling assay to incorporate multiple companion diagnostics to support precision medicine in oncology, and would be a key differentiator for us.

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

We launched our third comprehensive genomic profiling product, FoundationACT, to our biopharmaceutical partners for research use in December 2015 and commercially to ordering physicians in May 2016. FoundationACT is a blood-based (liquid biopsy) assay to measure ctDNA. We believe FoundationACT could become an important molecular information solution for oncologists because it will provide a new option for comprehensive genomic profiling when tissue biopsy is not feasible. By analyzing cell-free DNA isolated from a patient’s blood, we can identify clinically relevant genomic alterations in the cell-free DNA that is ctDNA and match these alterations to targeted therapies and clinical trials.

We are now working with the FDA and the U.S. Centers for Medicare & Medicaid Services, or CMS, in a process called Parallel Review. The Parallel Review program is intended to facilitate the development and FDA review of innovative new products that have the potential to improve outcomes.  Our goal is to obtain approval of a Premarket Approval Application, or PMA, from the FDA and, in parallel, a favorable National Coverage Determination, or NCD, from CMS for Medicare reimbursement for our universal companion diagnostic assay based on our FoundationOne platform. The FDA and CMS accepted our application for Parallel Review of this assay in the second quarter of 2016. We cannot predict whether the PMA for this assay will be approved by the FDA, or whether the NCD will be granted by CMS. In addition, during the second quarter of 2016, the FDA accepted our request to review our universal companion diagnostic assay based on our FoundationOne platform under the Expedited Access Pathway, or EAP program, a voluntary program for sponsors of breakthrough devices. As a participant in the EAP program, the FDA has indicated that they will endeavor to work with us to reduce the time and cost of the approval decision for our assay including the implementation of priority review, interactive review, senior management involvement, and assignment of a case manager.

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

On September 30, 2016, we entered into three agreements related to the expansion of our headquarters located at 150 Second Street, Cambridge, Massachusetts, or the Headquarters Building. As a result of these agreements, on or after May 1, 2017, or the Effective Date, we will assume the lease for approximately 53,455 square feet of space leased by bluebird bio, Inc., or Bluebird, in the Headquarters Building, or the Bluebird Premises. Combined with 69,755 square feet currently leased by us, we will become the sole tenant of the Headquarters Building, leasing approximately 123,210 square feet of office and laboratory space, or the Combined Premises. On the Effective Date, the term of our lease of the Combined Premises shall be extended through April 30, 2024, and we will have the right to extend the term for one subsequent five-year period. If the Effective Date has not occurred by January 31, 2018, we shall have the right to terminate our agreement to assume control of the Bluebird Premises and our agreement to extend the term of the lease for the remaining space to April 30, 2024. Although Bluebird is under no obligation to surrender the Bluebird Premises, if the Effective Date has not occurred by July 31, 2017, from and after August 1, 2017, Bluebird shall be required to pay us an amount equal to 100% of the monthly base rent then payable by Bluebird under its lease until the earlier of (i) the Effective Date, or (ii) the date that we exercise our right to terminate the assignment of the Bluebird lease.

In December 2016, we obtained FDA approval for FoundationFocus CDxBRCA for use as a companion diagnostic to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib), a therapeutic offered by our partner, Clovis Oncology, is being considered. With this FDA approval FoundationFocus CDxBRCA became the first FDA-approved, tissue-based, genomic assay based on next generation sequencing, (or NGS,) that detects tumor BRCA1 and BRCA2 mutations (which may include both germline (inherited) and somatic (acquired)) in ovarian cancer.

Financial Operations Overview

Revenue

We derive our revenue from selling products that are enabled by our molecular information platform. The information provided in our test results is branded as FoundationOne, FoundationOne Heme, FoundationACT, or FoundationFocus CDxBRCA, for our clinical customers and is not branded for our biopharmaceutical customers. The principal focus of our commercial operations is to continue to drive adoption of products enabled by our molecular information platform. In particular, we seek to increase sales volume of our molecular information products, FoundationOne, FoundationOne Heme, FoundationACT, and FoundationFocus CDxBRCA in the clinical setting and to increase the volume of tests and other services enabled by our molecular information platform that we perform for our biopharmaceutical customers.

For the majority of physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with most commercial third-party payors and, therefore, do not have specific coverage decisions from those third-party payors for our products with established payment rates. Currently, most of the commercial third-party payors that reimburse our claims do so based upon Current Procedural Terminology, or CPT, codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of commercial third-party payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by each third-party payor on a case-by-case basis. As of December 31, 2016, we were not a participating provider in any state Medicaid program, and therefore, did not have coverage determinations under which our tests were covered by these Medicaid programs. As of December 31, 2016, we were a participating provider in the Medicare program on a limited basis. A local coverage determination, or LCD, exists for certain patients with non-small cell lung cancer, or NSCLC, within the jurisdiction where our Research Triangle Park, North Carolina laboratory facility is located. An LCD that reflects coverage for our validated comprehensive genomic profiling products does not exist within the jurisdiction where our Cambridge, Massachusetts laboratory facility is located. At the end of 2013, we began the process of submitting claims for our tests to Medicare. We may also negotiate rates with patients if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months or at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

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

We currently have an operating laboratory facility located in Cambridge, Massachusetts, and during the 2016, we established a second operating laboratory facility in Research Triangle Park, North Carolina. Although we are in the process of seeking an NCD for our universal companion diagnostic assay based on our FoundationOne platform as part the Parallel Review process, there are currently no NCDs that establish whether and how our tests are covered by Medicare. In the absence of NCDs, local Medicare Administrative Contractors, or MACs, that administer the Medicare program in various regions, have some discretion in determining coverage, the reimbursement rate, and payment for tests. The MAC covering our laboratory in North Carolina, Palmetto GBA, or Palmetto, issued a final LCD to cover well-validated comprehensive genomic profiles for initially diagnosed Stage IIIB and Stage IV NSCLC patients, or the Palmetto LCD. The local MAC for our Cambridge laboratory, National Government Services, has not elected to follow the same standards for determining coverage. In February 2016, National Government Services announced a final LCD effective April 1, 2016, to provide coverage for hotspot tests of 5 to 50 genes for patients with metastatic NSCLC. We do not believe this LCD reflects coverage for our validated comprehensive genomic profiling products, which include comprehensive analysis of greater than 50 genes and all classes of alterations. We intend to continue to seek a positive coverage determination from National Government Services, which, if obtained, may establish payment for the Medicare claims we submit to this local MAC covering our laboratory in Massachusetts.

Following discussions with NHIC, Corp., the predecessor to National Government Services, we agreed to not submit claims for FoundationOne tests provided to Medicare patients while this MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this MAC’s request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013. We have submitted these claims for FoundationOne and FoundationOne Heme tests to National Government Services using a miscellaneous CPT code, and have not recognized any revenue from Medicare for those claims to date. There are, however, a subset of Medicare patients that fall under the 14-Day Rule, requiring us to bill the ordering institution directly instead of billing Medicare. We have recognized some revenue for these patients upon receipt of payment from the institution. As of December 31, 2016, National Government Services has either denied the FoundationOne or FoundationOne Heme claims that we have submitted or not processed and reimbursed us for the claims in a manner that we believe is consistent with applicable processing guidelines. In August 2016, we began submitting claims for FoundationACT tests associated with our Cambridge, Massachusetts laboratory to National Government Services using stacked CPT codes, and as of December 31, 2016, we have recognized a small amount of revenue from those claims.

In the future, a MAC having jurisdiction over any one of our operational laboratory facilities could issue a negative coverage determination for one or more of our tests that would apply to future claims and that MAC could defer processing claims pending a coverage or payment determination. If a claim is paid by a MAC assigned to the jurisdiction in which one of our operational laboratory facilities is located, either upon acceptance of the claim or following a successful appeal of a denied claim, we will generate revenue from Medicare for our testing. In January 2017, we began submitting an initial set of claims to Palmetto for FoundationOne test requisitions received in our North Carolina facility. On March 1, 2017, we received our first payments for claims under the Palmetto LCD. Payment for all claims processed to date by Palmetto has been made based upon the allowable rate of $3,416 per test. FoundationOne, FoundationOne Heme, and FoundationACT tests for patients covered by Medicare, including those patients that fell under the 14-Day Rule, represented approximately 30% and 31% of total tests reported to physicians in the United States during the years ended December 31, 2016 and 2015, respectively.

We expect that our current lack of broad coverage decisions and the general uncertainty around reimbursement for our tests will continue to negatively impact our revenue and earnings, both because we will not recognize revenue for tests performed, particularly if our test volumes increase period-to-period, and because the absence of Medicare or other significant coverage decisions may lead physicians to not order a meaningful number of tests. Following our achievement of a coverage decision from a commercial third-party payor or a government payor, or once we have a sufficient history of claims collections with any such payor that we conclude the fees for our tests for individuals insured by such payor are sufficiently fixed or determinable and collectability is reasonably assured, we anticipate that we will begin to recognize revenue from such payor on an accrual basis. As of December 31, 2016, we had cash, cash equivalents, and marketable securities of approximately $143.0 million. If we are not able to obtain coverage decisions from additional commercial third-party payors and government payors over the longer term, and our available cash and marketable securities balances, cash flows from operations, and available borrowings are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all, and may be subject to the prior consent of Roche pursuant to our Investor Rights Agreement with Roche dated January 11, 2015, or the Investor Rights Agreement, and the Roche Credit Facility.

We recognize revenue from the sale of our tests to certain hospitals, cancer centers, other institutions, and patients at the time results are reported to physicians if all revenue recognition criteria have been met.

We also receive a small portion of revenue from patients who make co-payments and pay deductibles. In addition, while we take on the primary responsibility for obtaining third-party reimbursement on behalf of patients, including appeals for any initial denials, we ultimately do bill patients for amounts that we have been unable to collect from their insurance providers. We initiated the process to seek reimbursement from Medicare at the end of 2013, and we may also decide to provide appropriate notices to patients covered by Medicare to enable us to bill a patient for all or part of a claim that is denied coverage by Medicare. We offer a comprehensive patient assistance program to support patients whose incomes are below certain thresholds and to allow for extended payment terms, as necessary, given the patient’s economic situation.

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

Cost of Revenue

Cost of revenue consists of personnel expenses, including salaries, bonuses, employee benefits and stock-based compensation expenses, cost of laboratory supplies, depreciation of laboratory equipment and amortization of leasehold improvements, shipping costs, third-party laboratory costs, provisions for inventory excess and obsolescence, and certain allocated overhead expenses. We expect these costs will increase in absolute dollars as we increase our sales volume, but will decrease as a percentage of revenue over time as our sales increase and we gain operating efficiencies.

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

During the years ended December 31, 2016, 2015, and 2014, our selling and marketing expenses represented approximately 50%, 53%, and 47%, respectively, of our total revenue.  We expect our selling and marketing expenses to continue to increase in absolute dollars as we expand our sales force, grow our client service infrastructure, and increase our marketing and medical affairs activities to drive further awareness and adoption of our current molecular information products, and any future products we may develop.

General and Administrative Expenses

Our general and administrative expenses include costs for our executive, accounting and finance, legal, and human resources functions. These expenses consist principally of salaries, bonuses, employee benefits, travel, and stock-based compensation, as well as professional services fees such as consulting, audit, tax, legal and billing fees, general corporate costs, and allocated overhead expenses. We expense all general and administrative expenses as incurred.

We expect that our general and administrative expenses will continue to increase, primarily due to the costs associated with increased infrastructure and headcount. These costs include additional legal and accounting expenses, including ongoing litigation involving a patent infringement claim asserted by us, and an increase in billing costs related to our anticipated increase in revenues.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of new and enhanced products and services, immunotherapy testing, companion diagnostic development, significant product improvements, clinical trials to evaluate the clinical utility of our tests, the development of our FoundationCORE knowledgebase, and various technology applications such as FoundationICE, Patient Match, and SmartTrials. Costs to develop our technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs. Our research and development activities include the following costs:

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

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2014 resulted from a tax incentive award from the Massachusetts Life Sciences Center.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$73,388	$79,759	$(6,371)	(8)%
Related-party revenue from Roche	43,477	13,444	30,033	223%
Total revenue	116,865	93,203	23,662	25%
Costs and expenses
Cost of revenue	52,978	36,695	16,283	44%
Cost of Roche related-party revenue	3,770	2,736	1,034	38%
Selling and marketing	57,951	49,030	8,921	18%
General and administrative	48,611	50,614	(2,003)	(4)%
Research and development	67,371	43,883	23,488	54%
Total costs and expenses	230,681	182,958	47,723	26%
Loss from operations	(113,816)	(89,755)	(24,061)	27%
Interest income (expense), net	624	124	500	403%
Net loss	$(113,192)	$(89,631)	$(23,561)	26%

Revenue

Total revenue increased to $116.9 million for the year ended December 31, 2016 from $93.2 million during the year ended December 31, 2015. Revenue from tests reported for our ordering physicians decreased to $38.1 million for the year ended December 31, 2016 from $49.2 million for the year ended December 31, 2015. The decrease in revenue was driven by several factors, including, moving in-network with a large national payor for stage IV NSCLC testing, which has resulted in no longer receiving payments for other indications that were previously paid by this large national payor on a stacked code basis, and in payment delays for the covered indication; a transition from billing certain medical institutions directly to billing their patients’ insurance plans, which resulted in fewer tests paid during the period for those patients; a modest revenue decline due to our Ex-U.S. Commercialization Agreement with Roche, under which, beginning on April 7, 2016, international tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin, as compared to the direct-sales, patient pay model under which we had previously been operating for international volume; and increased examination of out-of-network claims by commercial third-party payors which resulted in payment delays and fewer tests paid. The increase in revenue from our biopharmaceutical customers to $78.8 million from $44.0 million for the years ended December 31, 2016 and 2015, respectively, resulted from increased business development activity among our new and existing biopharmaceutical customers, including $15.0 million in milestones achieved under the Roche R&D Collaboration, and a broadening of the services we offer to existing clients.

Included in the $116.9 million of total revenue for the year ended December 31, 2016 was $43.5 million of related-party revenue from Roche, which was comprised of (i) $19.5 million from revenue earned under the Molecular Information Platform Program, (ii) $12.0 million in milestones achieved under the ctDNA Platform Development Program, (iii) $10.0 million from the reimbursement of research and development, or R&D, costs and milestones achieved under the CDx Development, Immunotherapy Testing Platform Development, and other R&D programs, and (iv) $2.0 million of other Roche-related revenue.

Included in the $93.2 million of total revenue for the year ended December 31, 2015 was $13.4 million of related-party revenue from Roche, which resulted from revenue earned under the Molecular Information Platform Program and the reimbursement of R&D costs under the R&D Collaboration Agreement.

During the year ended December 31, 2016, we reported 43,686 tests to ordering physicians, including 5,008 FoundationOne Heme tests and 2,351 FoundationACT tests, as compared to 32,998 tests reported during the year ended December 31, 2015, including 3,922 FoundationOne Heme tests. We also reported 8,622 and 8,827 tests to our biopharmaceutical customers during the years ended December 31, 2016 and 2015, respectively.

The average revenue per test sold for our CGP products for clinical use that met our revenue recognition criteria during the year ended December 31, 2016 was approximately $2,900. This average revenue per test does not include tests reported under the Roche Ex-U.S. Commercialization Agreement, given that those tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin. The number of tests paid during the period was 12,723, including 3,125 tests that were reported in prior periods.

The average revenue per test for clinical use that met our revenue recognition criteria during the year ended December 31, 2015 was approximately $3,300. This average revenue per test does not include 8,779 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare and for which claims were not yet submitted or paid, unless those claims were paid through a client-bill arrangement pursuant to the 14 Day Rule, 246 tests that were reported and not billed, and 11,758 tests that were reported and billed to commercial third-party payors during the period but were not paid during the period. This average revenue includes 2,820 tests reported in prior years for which revenue was recognized during the year ended December 31, 2015.

Our average revenue per test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from their third-party payors because the payment is not fixed or determinable and collectability is not reasonably assured, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of broad coverage decisions across large numbers of third-party payors, we have been reasonably successful in securing reimbursement from many commercial third-party payors for tests reported in prior periods. With respect to tests reported for patients covered by Medicare, we commenced the process of submitting claims to Medicare for these tests in November 2013 and have not yet been reimbursed based on properly processed submissions for a substantial majority of these claims. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed or determinable and collectability is not reasonably assured, we do expect to record revenue in the future for some of the tests reported in this period. However, it is difficult to predict future revenue from the previously reported tests as a result of unpredictable reimbursement payments, physician ordering patterns, continuously developing coverage decisions, and a limited payment history for some products. As a result, we cannot be certain that the revenue per test we recognize in the future will remain consistent with the average revenue per test reported above.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,700 for both the years ended December 31, 2016 and 2015. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time with fluctuations primarily resulting from test mix in a given period. Approximately $65.4 million and $29.5 million of our biopharmaceutical revenue for the years ended December 31, 2016 and 2015, respectively, represented payments under contracts with multiple-element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Total cost of revenue, including the cost of Roche related-party revenue, increased to $56.7 million for the year ended December 31, 2016 from $39.4 million for the year ended December 31, 2015. This increase was driven by increasing test volumes from our ordering physicians, costs incurred at our North Carolina laboratory, and an increase in the write-down for inventory excess and obsolescence of $1.0 million. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, facilities costs, and higher depreciation expense related to new equipment purchases. During the years ended December 31, 2016 and 2015, our total cost of revenue represented approximately 49% and 42% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Selling and Marketing Expenses

Selling and marketing expenses increased to $58.0 million for the year ended December 31, 2016 from $49.0 million for the year ended December 31, 2015. The increase was primarily due to an increase of $8.0 million in personnel-related costs for employees in our sales, marketing, client service, and reimbursement departments to support our commercialization efforts, and a $2.1 million increase in consulting costs, partially offset by a $1.1 million decrease in marketing-related and other facilities costs.

General and Administrative Expenses

General and administrative expenses decreased to $48.6 million for the year ended December 31, 2016 from $50.6 million for the year ended December 31, 2015. The decrease was primarily due to the one-time $14.4 million expense for advisor fees related to closing the Roche transaction recorded during the year ended December 31, 2015, partially offset by a $7.8 million increase in personnel costs to support and expand our legal, finance, and human resources infrastructure, a $2.5 million increase in rent and other facilities costs, and a $2.1 million combined increase in legal, consulting, and other professional services costs.

Research and Development Expenses

Research and development expenses increased to $67.4 million for the year ended December 31, 2016 from $43.9 million for the year ended December 31, 2015. The increase was primarily related to costs incurred for new product development, including FoundationFocus CDxBRCA, and increased analytical validation to support our universal companion diagnostic and other companion diagnostic work. The increase was attributed to a $9.8 million increase in employee and contractor-related expenses, a $5.7 million increase in laboratory supply costs, including reagents utilized in research and development activities, a $3.4 million increase in consulting costs, a $2.5 million increase in laboratory management and facilities costs, and a $2.1 million increase in clinical trial expenses.

Interest Income (Expense), Net

Interest income was $0.7 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest income was due to interest earned on a larger balance actively invested in 2016. Interest expense was $0.1 million for the year ended December 31, 2016 and was primarily related to the amortization of deferred financing costs and the commitment fee on the available balance under the Roche Credit Facility.

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$79,759	$60,221	$19,538	32%
Related-party revenue from Roche	13,444	858	12,586	1467%
Total revenue	93,203	61,079	32,124	53%
Costs and expenses
Cost of revenue	36,695	27,434	9,261	34%
Cost of Roche related-party revenue	2,736	—	2,736	100%
Selling and marketing	49,030	28,997	20,033	69%
General and administrative	50,614	27,302	23,312	85%
Research and development	43,883	30,629	13,254	43%
Total costs and expenses	182,958	114,362	68,596	60%
Loss from operations	(89,755)	(53,283)	(36,472)	(68)%
Interest income (expense), net	124	(42)	166	395%
Other income (expense), net	—	1,103	(1,103)	100%
Net loss	$(89,631)	$(52,222)	$(37,409)	(72)%

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of December 31, 2016, we had an accumulated deficit of $344.8 million.

We have funded our operations principally from the sale of common stock, preferred stock and revenue from clinical testing and our biopharmaceutical partners. Since we have received a limited number of coverage decisions for our existing tests from commercial third-party payors and have a limited history of collecting claims, we currently recognize revenue on a cash basis from most commercial third-party payors. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. In addition, although we submit for reimbursement to Medicare when appropriate, to date, we have received limited payments. On March 1, 2017, we received our first payments for claims under the Palmetto LCD. If commercial third-party payors or government payors agree to pay us for any of these tests in the future, we would recognize revenue for any such tests in the period in which our revenue recognition criteria are met. As of December 31, 2016, we had cash, cash equivalents, and marketable securities of approximately $143.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in U.S. government agency securities, U.S. treasuries, and money market mutual funds consisting of U.S. government-backed securities and treasuries.

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

On August 2, 2016, we entered into the Roche Credit Facility with Roche Finance. Pursuant to the Roche Credit Facility, during the Draw Period, we may borrow up to $100 million, of which $80 million is available to us immediately, subject to certain initial conditions being satisfied, and $20 million will be available upon the achievement of certain milestones. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.3% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 5% per annum. We shall pay Roche Finance, quarterly during the Draw Period, accrued interest on the outstanding principal of the loans. Following the Draw Period, and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on August 2, 2024. As of December 31, 2016, there were no outstanding loans under the Roche Credit Facility as we had not yet drawn down any funds on the available balance.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(67,167)	$(63,726)	$(42,736)
Investing activities	12,688	(140,717)	(8,827)
Financing activities	333	250,126	(650)
Net (decrease) increase in cash and cash equivalents	$(54,146)	$45,683	$(52,213)

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $67.2 million for the year ended December 31, 2016 compared to $63.7 million for the year ended December 31, 2015. The increase in cash used in operating activities was driven primarily by an increase in net loss of $23.6 million, partially offset by an increase in stock-based compensation expense of $8.3 million, and increase in working capital of $6.5 million, and an increase in depreciation and amortization expense of $5.3 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2016 was $12.7 million and consisted of proceeds from the maturities of marketable securities of $141.0 million, partially offset by purchases of marketable securities and other investments of $107.5 million, and purchases of property and equipment of $20.9 million. Net cash used in investing activities for the year ended December 31, 2015 was $140.7 million and consisted of purchases of marketable securities of $114.8 million, purchases of property and equipment of $25.4 million, and an increase in restricted cash of $0.5 million. Net cash used in investing activities for the year ended December 31, 2014 was $8.8 million and consisted of purchases of property and equipment of $9.7 million, partially offset by a decrease in restricted cash of $0.9 million due to the release of a portion of the restricted cash balance related to our laboratory and office facilities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $0.3 million and consisted of $0.6 million of proceeds received from the exercise of stock options during the period, partially offset by $0.3 million in cash for debt issuance costs related to the Roche Credit Facility. Net cash provided by financing activities for the year ended December 31, 2015 was $250.1 million and consisted of $245.4 million of proceeds received from the sale and issuance of common stock to Roche, net of issuance costs, as well as $4.7 million from the exercise of stock options during the period. Net cash used in financing activities for the year ended December 31, 2014 was $0.7 million and consisted primarily of $1.3 million of loan principal payments, partially offset by $0.6 million of proceeds from the exercise of stock options.

Operating Capital Requirements

We expect to incur additional operating losses in the near future and our operating expenses will increase as we seek regulatory approval of certain products, scale our technology infrastructure, expand our sales force, increase our marketing efforts to drive market adoption of our molecular information products, invest in clinical trials, innovate our molecular information platform, and develop new product offerings. Our liquidity requirements have and will continue to consist of selling and marketing expenses, research and development expenses, capital expenditures, working capital and general corporate expenses. If demand for our products continues to increase, we anticipate that our capital expenditure requirements will also increase in order to build additional capacity. We expect that our planned expenditures will be funded from our ongoing operations and from our existing cash and cash equivalents.

In April 2015, the Roche transaction was consummated, and we received $250.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock to Roche at a price of $50.00 per share. On August 2, 2016, we entered into the Roche Credit Facility. Pursuant to the Roche Credit Facility, during the Draw Period, we expect to borrow up to $100 million, of which $80 million is available to us immediately, subject to certain initial conditions being satisfied, and $20 million will be available upon the achievement of certain milestones. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.3% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 5% per annum. We shall pay Roche Finance, quarterly during the Draw Period, accrued interest on the outstanding principal of the loans. Following the Draw Period, and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on August 2, 2024. Based on our current business plan, we believe our cash and cash equivalents as of December 31, 2016, the availability of borrowings under the Roche Credit Facility, which we expect to access in 2017, and anticipated cash flows from operations will be sufficient to meet our anticipated cash requirements through at least the first quarter of 2018. We may consider raising additional capital to pursue strategic investments or for other reasons, subject to certain consent rights of Roche contained in the Investor Rights Agreement and the Roche Credit Facility. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our selling and marketing activities and continue to invest in new product offerings. If sales of our products grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not completely offset increases in accounts receivable, which could result in greater working capital requirements.

If our available cash balances, anticipated cash flow from operations, and available borrowings are insufficient to satisfy our liquidity requirements, including because of lower demand for our products, lower than currently expected rates of reimbursement from commercial third-party payors and government payors, increased competition from other providers of molecular diagnostic tests or other risks described in Part I, Item 1A. “Risk Factors” in this Annual Report, we may seek to sell common or preferred equity or convertible debt securities, enter into another credit facility or another form of third-party funding. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of equity, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations, and certain of these transactions will be subject to the prior consent of Roche as set forth in the Investor Rights Agreement and the Roche Credit Facility. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

These estimates are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our principal contractual obligations at December 31, 2016.

	Total	2017	2018-2019	2020-2021	Thereafter
	(in thousands)
Operating lease obligations(1)(2)(3)(4)(5)	$33,387	$7,781	$16,114	$9,395	$97
Purchase obligations(6)	6,508	5,008	1,500	—	—
Total	$39,895	$12,789	$17,614	$9,395	$97

(1)

In 2013, we leased 61,591 square feet for office and laboratory space in Cambridge, Massachusetts under an operating lease that expires in February 2021. On June 30, 2014 we signed an amendment to the lease adding 8,164 square feet of additional office and laboratory space under an operating lease which also expires in February 2021.

(2)	In April 2014, we leased 1,975 square feet for office space in Palo Alto, California under an operating lease that expires in April 2017.
(3)	In March 2015, we leased 38,411 square feet for office space in Cambridge, Massachusetts under an operating lease that expires in August 2020.
(4)	In April 2016, we leased 48,236 square feet for office and laboratory space in Research Triangle Park, North Carolina under an operating lease that expires in January 2022.
(5)	In September 2016, we leased office and laboratory space in Penzberg, Germany under an operating lease that expires in September 2021.
(6)

In July 2013, we entered into a five-year supply, service and support agreement with Illumina for Illumina to provide products and services that support and can be used for the gene sequencing component of our molecular testing activities. During the remaining term of this supply agreement, the actual amount of the purchase obligation shall be determined during each period set forth in the table but will not be lower than the amounts set forth in the table. The actual amount of the purchase obligation shall be based upon a percentage of the forecasts we submit for Illumina product and services.

Net Operating Loss Carryforwards

We had deferred tax assets of approximately $136.8 million and deferred tax liabilities of $3.1 million as of December 31, 2016.The deferred tax assets have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2016, we had federal NOL carryforwards of approximately$267.5 million and state NOL carryforwards of $227.5 million available to reduce future taxable income, if any. The net operating loss carryforwards expire at various times beginning in 2029 for federal purposes and 2019 for state purposes. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. Following the Roche transaction, as discussed in detail throughout this Annual Report on Form 10-K, we conducted a Section 382 study covering the period from corporate inception through April 7, 2015, which was the closing date of the Roche transaction. This study concluded that limitations on our NOL carryforwards are not restrictive, with the exception of approximately $1.5 million of pre-March 31, 2010 NOLs.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash, cash equivalents, and marketable securities of $143.0 million primarily invested in U.S. government agency securities, U.S. treasuries, and money market mutual funds invested in U.S. government-backed securities and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2016, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.3 million.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations the U.S. and Europe. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro.

While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiary is its respective local currency. Fluctuations in the foreign currency exchange rate of the country in which we do business will affect our operating results, often in ways that are difficult to predict.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear at pages F-1 through F-31 of this Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 6, 2015, Ernst & Young LLP, or Ernst & Young, resigned as our independent registered public accounting firm, and Ernst & Young’s resignation was accepted and approved by the audit committee of the Board. Ernst & Young performs certain non-audit services for Roche and/or its affiliates, and, as such, determined that it may have ceased to qualify as being “independent” from us within the meaning of the federal securities laws and the rules and regulations thereunder following April 7, 2015, when we closed our transaction with Roche. Ernst & Young’s report on our financial statements for the year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, there were no disagreements between us and Ernst & Young on accounting principles, financial statements disclosures or audit scope, which, if not resolved to the satisfaction of Ernst & Young, would have caused them to make reference to the disagreement in their report.

On April 6, 2015, the audit committee of the Board approved KPMG LLP, or KPMG, as our new independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2015. During the fiscal year ended December 31, 2014 and through the date of KPMG’s appointment, we did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2016, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(d). Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2016, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its annual stockholder meeting pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its annual stockholder meeting pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its annual stockholder meeting pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its annual stockholder meeting pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its annual stockholder meeting pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

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

4.4

Amendment to Second Amended and Restated Investors’ Rights Agreement, by and between the Company and the Investors named therein, dated January 11, 2015 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2015)

10.1†

Amended and Restated 2010 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.2†

2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-190226) filed on September 12, 2013)

10.3†

Executive Employee Offer Letter issued by the Company to Michael J. Pellini, dated as of September 9, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-190226) filed on September 12, 2013)

10.4†

Executive Employee Offer Letter issued by the Company to Robert W. Hesslein, dated as of March 7, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.5†

Executive Employee Offer Letter issued by the Company to Jason Ryan, dated as of March 7, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.6†

Executive Employee Offer Letter issued by the Company to Steven J. Kafka, dated as of May 21, 2013, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-190226) filed on September 12, 2013)

10.7

Form of Indemnification Agreement, to be entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-190226) filed on August 16, 2013)

10.8

Lease, by and between the Company and 150 Second Street, LLC, dated as of February 4, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.9

Lease, by and between the Company and 150 Second Street, LLC, dated as of March 27, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-190226) filed on July 29, 2013)

10.10#

Supply and Support Agreement, by and between the Company and Illumina, Inc., dated as of July 25, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-190226) filed on August 2, 2013)

10.11*#	First Amendment to Supply and Support Agreement, by and between the Company and Illumina, Inc., dated as of October 1, 2016.

10.12†

Executive Employee Offer Letter issued by the Company to Vincent A. Miller, dated as of August 1, 2011, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-190226) filed on September 12, 2013)

10.13†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-190226) filed on September 12, 2013)

10.14	First Amendment to Lease, by and between the Company and 150 Second Street, LLC, dated November 27, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 4, 2013)

10.15

Second Amendment to Lease, by and between the Company and ARE-MA REGION NO. 50, LLC, dated June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2014).

10.16

Third Amendment to Lease, by and between the Company and ARE-MA Region No. 50, LLC, dated September 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 5, 2016).

10.17

Consent to Assignment, by and among ARE-MA Region No. 50, LLC, bluebird bio, Inc., and the Company dated September 30, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 5, 2016).

10.18

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

10.20#

Collaboration Agreement, by and among the Company, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., dated January 11, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K/A filed on August 21, 2015)

10.21#

First Amendment to Collaboration Agreement, by and among the Company, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., dated April 6, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 3, 2016).

10.22#

Second Amendment to Collaboration Agreement, by and among the Company, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., dated June 16, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 3, 2016).

10.23#

Third Amendment to Collaboration Agreement, by and among the Company, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated July 25, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 2, 2016).

10.24*#	Fourth Amendment to Collaboration Agreement, by and among the Company, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated December 20, 2016.

10.25#

Ex-US Commercialization Agreement, by and between the Company and F. Hoffmann-La Roche Ltd, dated January 11, 2015 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K/A filed on August 21, 2015)

10.26

First Amendment to Ex-US Commercialization Agreement, by and between the Company and F. Hoffmann-La Roche Ltd, dated May 9, 2016. (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 3, 2016).

10.27#

US Education Collaboration Agreement, by and between the Company and Genentech, Inc., dated January 11, 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K/A filed on August 21, 2015)

10.28#

Master IVD Collaboration Agreement, by and among the Company, F. Hoffmann-La Roche Ltd and Roche Molecular Systems, Inc., dated April 6, 2016 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on November 16, 2016).

10.29	Credit Facility Agreement, by and between the Company and Roche Finance Ltd., dated August 2, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 2, 2016).

10.30†

Executive Employee Offer letter issued by the Company to David J. Daly, dated as of November 20, 2014 (incorporated by reference to Exhibit (e)(26) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 2, 2015)

10.31	Deed of Lease, by and between the Company and BCSP Cambridge Ten Property LLC, dated March 11, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2015)

10.32	Lease Agreement, by and between the Company and ARE-7030 Kit Creek, LLC, dated April 18, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 3, 2016).

10.33	Employment Agreement by and between the Company and Troy Cox, dated January 5, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 6, 2017).

10.34	Letter Agreement by and between the Company and Michael Pellini, M.D., dated January 5, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 6, 2017).

10.35	Retention Agreement by and between the Company and Steven Kafka, Ph.D., dated January 5, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 6, 2017).

10.36	Waiver and Consent by and between the Company and Roche Holdings, Inc., dated January 5, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 6, 2017).

21.1*	Subsidiaries of the Company

23.1*	Consent of KPMG LLP

23.2*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2016 and 2015, (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014, (c) our Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, and (e) the Notes to such Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#

Confidential treatment has been requested or granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: March 2, 2017	By:	/s/ Troy Cox
Troy Cox
Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2017	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Troy Cox	Chief Executive Officer and Director	March 2, 2017
Troy Cox	(Principal Executive Officer)

/s/ Jason Ryan	Chief Financial Officer	March 2, 2017
Jason Ryan	(Principal Financial and Accounting Officer)

/s/ Michael J. Pellini, M.D.	Director	March 2, 2017
Michael J. Pellini, M.D.
/s/ Alexis Borisy	Director	March 2, 2017
Alexis Borisy

/s/ Sandra Horning, M.D.	Director	March 2, 2017
Sandra Horning, M.D.

/s/ Evan Jones	Director	March 2, 2017
Evan Jones

/s/ Daniel O’Day	Director	March 2, 2017
Daniel O’Day

/s/ David Schenkein, M.D.	Director	March 2, 2017
David Schenkein, M.D.

/s/ Michael D. Varney, Ph.D.	Director	March 2, 2017
Michael D. Varney, Ph.D.

/s/ Krishna Yeshwant, M.D.	Director	March 2, 2017
Krishna Yeshwant, M.D.

/s/ Michael R. Dougherty	Director	March 2, 2017
Michael R. Dougherty

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Foundation Medicine, Inc.:

We have audited the accompanying consolidated balance sheets of Foundation Medicine, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Medicine, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

March 2, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Foundation Medicine, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of Foundation Medicine, Inc. (the Company) for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Foundation Medicine, Inc. for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2015

FOUNDATION MEDICINE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$63,617	$117,763
Marketable securities	79,402	89,607
Accounts receivable, net of allowance of $0 and $171 at December 31, 2016 and 2015, respectively	8,206	7,362
Receivable due from Roche	2,007	403
Inventory	10,438	7,992
Prepaid expenses and other current assets	5,251	6,517
Total current assets	168,921	229,644
Marketable securities	—	24,939
Property and equipment, net	41,486	41,333
Restricted cash	1,395	1,395
Other assets	2,233	678
Total assets	$214,035	$297,989
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,898	$10,469
Accrued expenses and other current liabilities	20,578	12,822
Deferred revenue	2,104	717
Roche related-party deferred revenue	3,747	3,742
Current portion of deferred rent	2,324	2,146
Total current liabilities	40,651	29,896
Deferred rent, net of current portion and other non-current liabilities	8,538	10,404
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized; 35,281,001 and 34,513,845 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	3
Additional paid-in capital	509,664	489,480
Accumulated other comprehensive loss	(14)	(178)
Accumulated deficit	(344,808)	(231,616)
Total stockholders’ equity	164,846	257,689
Total liabilities and stockholders’ equity	$214,035	$297,989

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$73,388	$79,759	$60,221
Related-party revenue from Roche	43,477	13,444	858
Total revenue	116,865	93,203	61,079
Costs and expenses:
Cost of revenue	52,978	36,695	27,434
Cost of Roche related-party revenue	3,770	2,736	—
Selling and marketing	57,951	49,030	28,997
General and administrative	48,611	50,614	27,302
Research and development	67,371	43,883	30,629
Total costs and expenses	230,681	182,958	114,362
Loss from operations	(113,816)	(89,755)	(53,283)
Other income (expense):
Interest income (expense), net	624	124	(42)
Other income (expense), net	—	—	1,103
Total other income (expense), net	624	124	1,061
Net loss	(113,192)	(89,631)	(52,222)
Other comprehensive gain/(loss):
Unrealized gain/(loss) on available-for-sale securities	169	(178)	—
Foreign currency translation adjustment	(5)	—	—
Total other comprehensive gain/(loss)	164	(178)	—
Comprehensive loss	$(113,028)	$(89,809)	$(52,222)
Net loss per common share, basic and diluted	$(3.25)	$(2.73)	$(1.87)
Weighted average common shares outstanding, basic and diluted	34,794,347	32,836,219	27,954,327

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2013	27,630,781	3	221,471	—	(89,763)	131,711
Exercise of stock options	212,822	—	637	—	—	637
Vesting of restricted stock	380,355	—	54	—	—	54
Stock-based compensation expense	—	—	5,989	—	—	5,989
Net loss	—	—	—	—	(52,222)	(52,222)
Balance at December 31, 2014	28,223,958	3	228,151	—	(141,985)	86,169
Exercise of stock options	1,070,457	—	4,739	—	—	4,739
Vesting of restricted stock	219,430	—	27	—	—	27
Issuance of common stock from Roche transaction, net of issuance costs	5,000,000	—	245,387	—	—	245,387
Stock-based compensation expense	—	—	11,176	—	—	11,176
Other comprehensive loss	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(89,631)	(89,631)
Balance at December 31, 2015	34,513,845	3	489,480	(178)	(231,616)	257,689
Exercise of stock options	167,853	—	652	—	—	652
Vesting of restricted stock	599,303	1	8	—	—	9
Stock-based compensation expense	—	—	19,524	—	—	19,524
Other comprehensive loss	—	—	—	164	—	164
Net loss	—	—	—	—	(113,192)	(113,192)
Balance at December 31, 2016	35,281,001	$4	$509,664	$(14)	$(344,808)	$164,846

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(113,192)	$(89,631)	$(52,222)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	15,949	10,600	8,195
Stock-based compensation	19,524	11,176	5,989
Provision for doubtful accounts on accounts receivable	—	171	—
Purchased premiums and interest on marketable securities	248	33	—
Non-cash interest expense	—	—	3
Changes in operating assets and liabilities:
Accounts receivable	(844)	2,361	(3,632)
Receivable from Roche	(1,604)	(403)	—
Inventory	(2,446)	(3,183)	(3,046)
Prepaid expenses and other current assets	1,305	(3,652)	(1,873)
Other assets	210	(267)	(282)
Accounts payable	5,060	(1,559)	3,119
Accrued expenses and other current liabilities	8,919	4,704	1,724
Deferred rent and other non-current liabilities	(1,688)	1,805	(133)
Deferred revenue	1,387	377	(578)
Roche related-party deferred revenue	5	3,742	—
Net cash used in operating activities	$(67,167)	$(63,726)	$(42,736)
Investing activities
Purchases of property and equipment	(20,879)	(25,430)	(9,688)
Purchases of marketable securities and other investments	(107,456)	(114,756)	—
Proceeds from maturities of marketable securities	141,023	—	—
Change in restricted cash	—	(531)	861
Net cash provided by (used in) investing activities	12,688	(140,717)	(8,827)
Financing activities
Proceeds from issuance of common stock to Roche, net of issuance costs	—	245,387	—
Proceeds from issuance of restricted stock and stock option exercises	652	4,739	637
Payment of debt issuance costs	(319)	—	—
Payments of notes payable	—	—	(1,287)
Net cash provided by (used in) financing activities	333	250,126	(650)
Net decrease (increase) in cash and cash equivalents	(54,146)	45,683	(52,213)
Cash and cash equivalents at beginning of period	117,763	72,080	124,293
Cash and cash equivalents at end of period	$63,617	$117,763	$72,080
Supplemental disclosure of cash flow information
Cash paid for interest	$77	$—	$263
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	$2,029	$6,822	$1,334

The accompanying notes are an integral part of these consolidated financial statements

FOUNDATION MEDICINE, INC.

Notes to Consolidated Financial Statements

1.	Nature of Business

Foundation Medicine, Inc., and its wholly-owned subsidiaries, Foundation Medicine Securities Corporation and FMI Germany GmbH (collectively, the “Company”), is a molecular information company focused on fundamentally changing the way in which patients with cancer are evaluated and treated. The Company believes an information-based approach to making clinical treatment decisions based on comprehensive genomic profiling will become a standard of care for patients with cancer. The Company derives revenue from selling products that are enabled by its molecular information platform to physicians and biopharmaceutical companies.

The Company’s molecular information products for genomic profiling, FoundationOne for solid tumors, FoundationOne Heme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, pediatric cancers, and advanced sarcomas, FoundationACT, a blood-based (liquid biopsy) assay to measure circulating tumor DNA (“ctDNA”), and FoundationFocus CDxBRCA, an FDA-approved, companion diagnostic assay to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered, are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer. To accelerate its commercial growth and enhance its competitive advantage, the Company is  developing and commercializing new molecular information products for physicians and biopharmaceutical companies, strengthening its commercial organization, introducing new marketing, education and provider engagement efforts, growing its molecular information knowledgebase, called FoundationCORE, aggressively pursuing reimbursement from regional and national third-party payors, publishing scientific and medical advances, and fostering relationships throughout the oncology community.

The Company believes that its existing cash, cash equivalents, and marketable securities at December 31, 2016 will be sufficient to allow the Company to fund its current operating plan through at least the first quarter of 2018. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. If the Company’s transition to profitability is not consistent with its current operating plan, the Company may have to seek additional capital.

2.	Summary of Significant Accounting Policies and Basis of Presentation
A.	Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s consolidated financial statements include the accounts of Foundation Medicine, Inc. and its wholly-owned subsidiaries, Foundation Medicine Securities Corporation and FMI Germany GmbH. All intercompany balances and transactions have been eliminated.

B.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, stock-based compensation expense, and the valuation allowance on the Company’s deferred tax asset.

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

The Company’s revenue is generated primarily in the United States. The majority of the Company’s revenue from customers located outside the United States, which was generated from four customers, was $7,283,000, $3,170,000, and $4,450,000 for the years ended December 31, 2016, 2015, and 2014, respectively. A majority of the Company’s long-lived assets are located in the United States with an immaterial amount of fixed assets, including leasehold improvements and equipment not yet placed in service, capitalized at our Germany subsidiary.

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

G.	Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of amounts due from biopharmaceutical customers, and from certain hospitals, cancer centers and other institutions with whom it has negotiated price per test (direct bill) relationships for tests performed using its molecular information platform. There are no accounts receivable associated with amounts that are billed to commercial third-party payors or directly to patients, because this revenue is recognized on a cash basis (see Note 2 Section L). The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to the Company, and the condition of the general economy and industry as a whole. As of December 31, 2016 and 2015, the Company recorded an allowance for doubtful accounts of $0 and $171,000, respectively.

Three customer account balances consisting of $2,079,000, $2,007,000, and $1,319,000 were greater than 10% of the total accounts receivable balance, including receivables due from Roche, representing 20%, 20%, and 13%, respectively, of total accounts receivable at December 31, 2016. Two customer account balances consisting of $2,423,000 and $825,000 were greater than 10% of the total accounts receivable balance representing 31% and 11%, respectively, of total accounts receivable at December 31, 2015.

H.	Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews our inventories for excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are charged to cost of sales. At December 31, 2016 and 2015, inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$8,293	$6,604
Work-in-process	2,145	1,388
	$10,438	$7,992

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales, and totaled $1,034,000, $105,000 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

I.Property and Equipment

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

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses were recorded during the years ended December 31, 2016, 2015 or 2014.

J.	Restricted Cash

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. The Company had restricted cash of $1,395,000 as of December 31, 2016 and 2015.

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

The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. (See Note 9)

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

Two customer arrangements, consisting of $43,477,000 and $11,735,000 of revenue, were greater than 10% of total revenue, representing 37% and 10%, respectively, of the Company’s total revenue for the year ended December 31, 2016. Two customer arrangements, consisting of $13,444,000 and $10,618,000 of revenue, were greater than 10% of total revenue, representing 14% and 11%, respectively, of the Company’s total revenue for the year ended December 31, 2015. One customer arrangement, consisting of $7,996,000 of revenue was greater than 10% of total revenue, representing 13% of the Company’s total revenue for the year ended December 31, 2014.

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

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive gain (loss), which includes unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss is included in the accompanying statements of operations and comprehensive loss.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605 (“ASC 605”) and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. The update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB decided to delay the effective date of ASU 2014-09 through the issuance of an additional ASU, which revised the effective date for ASU 2014-09 to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors, and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB issued additional guidance throughout 2016 to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. The new standards have the same effective date and transition requirements as ASU 2014-09.

The Company intends to adopt ASU 2014-09 on January 1, 2018, and is currently evaluating the method of adoption and the potential impact that ASU 2014-09 may have on its financial position, results of operations, and disclosures. The Company has a project team in place to analyze the impact of ASU 2014-09 and the related ASUs across all revenue streams. This includes performing a diagnostic review of current accounting policies to identify potential differences that would result from applying the requirements under the new standard, as well as reviewing a sample of existing baseline contracts to validate the diagnostic findings. Upon completion of the first project phase, the Company will begin drafting its accounting policies, including any variations in key terms from the baseline contract reviews, and evaluating the new disclosure requirements. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption effective the beginning of fiscal year 2018. Additionally, the FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 did not have an effect on the Company’s consolidated financial statements or disclosures as the Company concluded there were no conditions or events that existed as of the balance sheet that raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases (See Note 12), on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is still performing its assessment of ASU 2016-02, however expects that substantially all of its operating lease commitments will be subject to the new guidance.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-18 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

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

Under the terms of the transaction, Roche (a) made a primary investment of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares of the Company’s common stock at a purchase price of $50.00 per share and (b) completed a tender offer to acquire 15,604,288 outstanding shares of the Company’s common stock at a price of $50.00 per share. Immediately following the closing of the transaction, Roche owned approximately 61.3% of the outstanding shares. As of December 31, 2016, Roche’s ownership was approximately 59.6% of the outstanding shares. Upon the closing of the transaction, the size of the Board of Directors of the Company (“Board”) was increased to nine, including three designees of Roche. Four existing independent directors and the Company’s former Chief Executive Officer, Michael Pellini, M.D., have continued as directors. In October 2016, the Company elected a new independent director.

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

On June 16, 2016, the Company and Roche entered into the Second Amendment to the R&D Collaboration Agreement, which set forth the terms of an omnibus development program to provide for R&D projects that do not fall within the scope of the other programs already covered by the R&D Collaboration Agreement. For the new R&D projects contemplated during 2016 under the Second Amendment to the R&D Collaboration Agreement, Roche will reimburse the Company for certain R&D costs incurred for the agreed upon work. In addition, Roche will be required to make certain milestone payments upon the achievement of specified clinical events up to $13,000,000 in the aggregate. All milestone payments are considered substantive. The R&D reimbursements and clinical milestone payments will be recognized using a proportional performance model when earned by the Company

On July 25, 2016, the Company and Roche entered into a Third Amendment to the R&D Collaboration Agreement, which modified certain exclusivity provisions relating to cancer immunotherapy.

On December 20, 2016, the Company and Roche entered into a Fourth Amendment to the R&D Collaboration Agreement, which further modified certain exclusivity provisions relating to cancer immunotherapy.

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

Biopharmaceutical Customer

In November 2011, the Company entered into a Master Services Agreement (“MSA”) with a biopharmaceutical customer (the “Customer”) establishing the legal and administrative framework for collaboration. In May 2012, the Company and the Customer amended the MSA to include certain guaranteed quarterly minimum payments by the Customer in return for the Company providing sufficient laboratory capacity to perform up to a maximum number of tests. The amendment defined an initial two-year term beginning on the amendment date, during which the Customer agreed to pay the Company $14,200,000. The Company and the Customer executed a second amendment to the MSA, which was effective in October 2013, and extended the term through at least September 2016 during which time the Customer agreed to pay the Company $17,100,000. The Company concluded that the second amendment represented a material modification to the arrangement pursuant to ASC 605. At the date of the modification, there was no deferred revenue balance on the consolidated balance sheet. The Company identified three deliverables under the amended agreement: (i) project management and Joint Steering Committee (“JSC”) services, (ii) the provision of molecular information developed by the Company upon the Customer’s request, and (iii) the provision of sufficient laboratory capacity to test a minimum number of samples provided by the Customer. The Company determined that none of the deliverables under the amended agreement had standalone value since these services were not sold separately by any vendor, including the Company, and a customer could not resell these deliverables on a standalone basis. Thus, the Company determined the arrangement included a single unit of accounting, with revenue being recognized ratably over the three-year term of the amended MSA based on the passage of time, as there is no evidence to suggest revenue is earned or obligations are fulfilled in a different pattern. Under the amended MSA, the Company recognized revenue of $3,719,000, $6,968,000, and $7,996,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

In July 2015, the Company was notified by the Customer of its desire to discontinue the obligation for the Company to provide molecular information upon the Customer’s request. These services were discontinued effective October 1, 2015. All remaining deliverables under the amended MSA, as described above, remained unchanged.

In August 2016, the Company was notified by the Customer that the amended MSA would not be renewed beyond the initial two-year term. All obligations of the Company under the amended MSA were completed and the terms of the amended MSA discontinued effective October 1, 2016. The Company and the Customer entered into a separate agreement following the termination of the amended MSA, which governs the relationship effective October 1, 2016.

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

Under the Amended Agreement, the Partner pays a fixed fee for each sample to be profiled; will reimburse the Company for a portion of costs incurred in performing analytical validation of the CDx assay; and will be required to make certain substantive milestone and other payments upon the achievement of specified regulatory and clinical events tied to the development and commercialization of the CDx. The fixed or determinable consideration under the Amended Agreement was allocated to the units of accounting based on the BESP. Consideration allocated to sample profiling is recognized as samples are delivered, which is when the recognition criteria in ASC 605-25 has been satisfied. Consideration allocated to the R&D development activities and the analytical validation work is recognized using the proportional performance method. As of December 31, 2016, the CDx assay had achieved regulatory approval and the obligations under the Amended Agreement had been completed. The Company and the Biopharmaceutical Partner are currently negotiating additional work to be performed under a separate agreement.

Under the Amended Agreement, the Company recognized revenue of $11,735,000 and $10,618,000 for the years ended December 31, 2016 and 2015, respectively, which was primarily related to sample profiling and milestone payments received upon the achievement of specified regulatory and clinical events tied to the R&D development activities of the CDx. Under the Amended Agreement and Services Agreement, the Company recognized combined revenue of $2,689,000 for the year ended December 31, 2014, primarily related to sample profiling.

4.	Marketable Securities

The following table summarizes the available-for-sale securities held at December 31, 2016 and 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Description:
U.S. government agency securities and treasuries	$79,411	$—	$(9)	$79,402
Total	$79,411	$—	$(9)	$79,402

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
Description:
U.S. government agency securities and treasuries	$114,724	$—	$(178)	$114,546
Total	$114,724	$—	$(178)	$114,546

The estimated market value of marketable securities by maturity date is as follows (in thousands):

	December 31, 2016	December 31, 2015
Due in one year or less	$79,402	$89,607
Due after one year through two years	—	24,939
Total	$79,402	$114,546

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses recognized during the years ended December 31, 2016 and 2015, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2016 was $62,897,000, which consisted of 2 U.S. government agency securities and 12 U.S. treasury securities. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2015 was $114,546,000, which consisted of 14 U.S. government agency securities and 10 U.S. treasury securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recognized in the consolidated statement of operations and comprehensive loss as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a best estimate, sufficient to recover the amortized cost basis of a security and amount of the loss recognized in other income (expense). The Company has the intent and ability to hold all securities until recovery.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined there was no material change in the credit risk of the above investments, and as a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2016 and 2015.

5.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2016	2015
Lab equipment	$34,727	$27,883
Computer equipment	11,534	10,542
Software	5,429	3,703
Furniture and office equipment	3,638	3,376
Leasehold improvements	24,730	18,677
Construction in process	4,512	5,172
	84,570	69,353
Less accumulated depreciation and amortization	(43,084)	(28,020)
	$41,486	$41,333

Depreciation and amortization expense for the years ended December 31, 2016, 2015, and 2014 was $15,949,000, $10,600,000, and $8,195,000, respectively. The Company classifies capitalized internal-use software in lab equipment, computer equipment and software based on its intended use. Depreciation expense related to all capitalized internal-use software for the years ended December 31, 2016, 2015, and 2014 was $213,000, $238,000 and $459,000, respectively. The remaining unamortized capitalized internal-use software costs at December 31, 2016 and 2015 were $1,052,000 and $0, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Payroll and employee-related costs	$13,044	$8,375
Professional services	2,221	2,038
Property and equipment purchases	115	1,194
Other	5,198	1,215
	$20,578	$12,822

7.	Notes Payable and Debt

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

The Roche Credit Facility contains certain affirmative covenants, including, among others, obligations for the Company to provide monthly and annual financial statements, to meet specified minimum cash requirements, to provide tax gross-up and indemnification protection, and to comply with laws. The Roche Credit Facility also contains certain negative covenants, including, among others, restrictions on the Company’s ability to dispose of certain assets, to acquire another company or business, to encumber or permit liens on certain assets, to incur additional indebtedness (subject to customary exceptions), and to pay dividends on the Company’s common stock. The Company was in compliance with its debt covenants as of December 31, 2016.

The Roche Credit Facility contains customary events of default, including, among others, defaults due to non-payment, bankruptcy, failure to comply with covenants, breaches of a representation and warranty, change of control, or material adverse effect and judgment defaults. Upon the occurrence and continuation of an event of default following applicable notice and cure periods, amounts due under the Roche Credit Facility may be accelerated. The Company had no events of default as of December 31, 2016.

As of December 31, 2016, there were no outstanding balances under the Roche Credit Facility as the Company had not yet drawn down any funds on the available balance.

8.	Net Loss Per Common Share

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive.

	Year Ended December 31,
	2016	2015	2014
Outstanding stock options	1,267,329	1,684,783	2,792,021
Unvested restricted stock	1,297,054	969,758	335,933
Total	2,564,383	2,654,541	3,127,954

9.	Fair Value Measurements

As referenced in Note 2, accounting principles provide guidance for using fair value to measure assets and liabilities based on a hierarchy of inputs and requires management to make judgments and consider factors specific to the asset or liability.

As of December 31, 2016 and 2015, the Company’s financial instruments consisted of cash, cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term nature of the instruments.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$56,147	$—	$—	$56,147
Marketable securities:
U.S. government agency securities and treasuries	71,999	7,403	—	79,402
Total	$128,146	$7,403	$—	$135,549

	Fair Value Measurement at December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$94,741	$8,400	$—	$103,141
Marketable securities:
U.S. government agency securities and treasuries	54,954	59,592	—	114,546
Total	$149,695	$67,992	$—	$217,687

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. Items measured at fair value on a recurring basis during the years ended December 31, 2016 and 2015 include marketable securities. The Company did not elect to remeasure any other existing financial assets or liabilities, and did not elect the fair value option for any other financial assets and liabilities transacted during the years ended December 31, 2016 and 2015.

The fair values of the Company’s marketable securities are determined through market and observable sources and have been classified as Level 1 and Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of December 31, 2016.

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

Common stockholders are entitled to one vote per share. Holders of common stock are entitled to receive dividends, when and if declared by the Board. The voting, dividend, and liquidation rights of the holders of the common stock are subject to, and qualified by, the rights of the holders of the preferred stock, of which no shares were outstanding at December 31, 2016.

The Company has reserved for future issuance the following number of shares of common stock:

	December 31,
	2016	2015
Unvested restricted stock	1,297,054	969,758
Common stock options outstanding	1,267,329	1,684,783
Shares available for issuance under the 2013 Stock Plan	2,398,031	1,694,077
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503
	5,750,917	5,137,121

In November 2009, the Company issued 2,125,000 shares of common stock to the founders of the Company for consideration equal to the par value per share, the then estimated fair value of the common stock. The founders entered into restricted stock agreements whereby the shares of common stock issued were subject to vesting and became fully vested in November 2013. An additional 112,500 shares of common stock subject to repurchase were issued to employees and consultants at fair value during the year ended December 31, 2010. Shares subject to repurchase by the Company were recorded as a liability at their original purchase price. Shares subject to repurchase that were issued to non-employees were revalued at each vesting date and at the end of the reporting period, with changes in fair value recorded as stock-based compensation expense on a straight-line basis. As the Company’s right to repurchase the shares lapses, the liability is reclassified to additional paid-in capital. There was no restricted stock activity outside of the 2010 Stock Plan and the 2013 Stock Plan (each, as more fully described under the section below entitled 2010 and 2013 Stock Incentive Plans) during each of the years ended December 31, 2016 and 2015.

There was no stock-based compensation expense outside of the 2010 Stock Plan or the 2013 Stock Plan for the years ended December 31, 2016, 2015 and 2014. The total fair value of the restricted stock issued outside of the 2010 Stock Plan and the 2013 Stock Plan that vested during the years ended December 31, 2016, 2015 and 2014 was $0, $0 and $78,000, respectively.

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

Number of Shares
Unvested at December 31, 2015(1)	959,864
Granted	997,956
Vested	(589,409)
Cancelled	(71,357)
Unvested at December 31, 2016	1,297,054

(1)	Excludes 9,894 shares of unvested restricted stock remaining from the early exercise of stock options.

Total stock-based compensation expense recognized for restricted stock awards was $16,072,000, $5,615,000, and $740,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The total grant date fair value of the restricted stock awards that vested during the years ended December 31, 2016, 2015, and 2014 approximated the stock-based compensation expense recorded during the respective periods.

Stock Options

A summary of stock option activity under the 2010 Stock Plan and the 2013 Stock Plan is as follows (in thousands, except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(2)
Outstanding as of December 31, 2015	1,684,783	$17.31	7.7	$13,965
Granted	31,216	19.37
Exercised	(167,853)	3.88
Cancelled	(280,817)	30.50
Outstanding as of December 31, 2016	1,267,329	$16.22	6.6	$8,355
Exercisable as of December 31, 2016	955,971	$13.88	6.4	$7,500
Vested and expected to vest at December 31, 2016(1)	1,243,380	$16.02	6.6	$8,330

(1)	This represents the number of vested options plus the number of unvested options expected to vest at the respective dates, based on unvested options adjusted for estimated forfeitures.
(2)

The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2016, or the date of exercise, as appropriate, and the exercise price of the underlying options.

The weighted-average fair value of options granted for the years ended December 31, 2016, 2015, and 2014 was $11.00, $26.67, and $15.88, respectively. The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 Stock Plan and the 2013 Stock Plan of $3,452,000, $5,561,000, and $5,249,000 during the years ended December 31, 2016, 2015, and 2014, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $2,758,000, $42,325,000, and $4,799,000, respectively. As of December 31, 2016, unrecognized compensation cost of $27,867,000 related to non-vested employee stock-based compensation arrangements is expected to be recognized over a weighted-average period of 1.9 years.

The Company recorded stock-based compensation expense in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$1,880	$980	$466
Selling and marketing	3,944	3,474	1,130
General and administrative	9,289	4,272	2,635
Research and development	4,411	2,450	1,758
Total	$19,524	$11,176	$5,989

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	59.2%	63.1%	64.2%
Risk-free interest rate	1.90%	1.52%	1.99%
Expected option term (in years)	6.25	6.25	6.25
Expected dividend yield	0.0%	0.0%	0.0%

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

Although authorized, the 2013 Employee Stock Purchase Plan has not been implemented by the Company. As of December 31, 2016, no employees were participating in, and no shares have been purchased under, the 2013 Employee Stock Purchase Plan.

11.	Income Taxes

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the years ended December 31, 2016, 2015, and 2014, the Company has not recorded a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $267,500,000 and $227,500,000, respectively, which were available to reduce future taxable income. The federal and state net operating loss carryforwards exclude approximately $38,900,000 and $31,700,000 of deductions related to the exercise of stock options, respectively. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses and is credited directly to additional paid-in capital when realized. The net operating loss carryforwards expire at various times beginning in 2029 for federal purposes and 2019 for state purposes.

The Company also had federal and state tax credits of approximately $8,700,000 and $5,800,000, respectively, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various times beginning in 2029 for federal purposes and 2017 for state purposes.

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

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2016 or 2015. If the Company did record a reserve, it would be a component of income tax expense. The Company has not yet conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The principal components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$102,963	$67,958
Deferred revenue	2,240	1,732
Accrued bonus	2,963	1,822
Deferred rent	4,137	4,789
Nonaccrual receivables	8,437	9,353
Other	3,509	3,801
Research and development credits	12,512	9,534
Gross deferred tax assets	136,761	98,989
Deferred tax liability	(3,124)	(6,862)
Valuation allowance	(133,637)	(92,127)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2016 and 2015, respectively, because the Company’s management has determined that is it more likely than not that these assets will not be fully realized. The increase in the valuation allowance of $41,500,000 in 2016 primarily relates to the net loss incurred by the Company during that period.

A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	Year Ended December 31,
	2016	2015	2014
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.3%	4.8%	3.7%
Permanent differences	(0.9)%	(1.0)%	(1.9)%
Research and development credits	2.6%	4.5%	4.9%
Other	(2.4)%	(0.6)%	—
Change in valuation allowance	(36.6)%	(41.7)%	(40.7)%
Effective tax rate	0.0%	0.0%	0.0%

12.	Commitments and Contingencies

150 Second Street

In 2013, the Company signed a lease (the “Headquarters Lease”) for approximately 61,591 square feet of office and laboratory space (the “Existing Premises”) at 150 Second Street in Cambridge, Massachusetts (the “Headquarters Building”).  The Headquarters Lease commenced in September 2013, and initially had an eight year expected term. The Headquarters Lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first 10.5 months of the lease, having an initial value of $3,300,000. The landlord also agreed to fund up to $9,239,000 in tenant improvements. The Company recorded the tenant improvements as leasehold improvements and deferred rent on the consolidated balance sheet. Deferred rent is amortized as a reduction in rent expense over the term of the Headquarters Lease. The Company recognizes rent expense on a straight-line basis over the expected lease term. In connection with the Company’s termination of its prior lease at One Kendall Square, the rent abatement was reduced to approximately $1,841,000 and the expected term of the Headquarters Lease was reduced to 7.5 years. The Company began to record rent expense in April 2013 upon gaining access to and control of the space. Upon execution of the Headquarters Lease, the Company paid a security deposit of $1,725,000 which was reduced to approximately $864,000 in 2014. The security deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2016 and 2015.

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

On September 30, 2016, the Company entered into three separate yet related agreements to expand its premises at the Headquarters Building. As a result of these agreements, on or after May 1, 2017 following the surrender (the “Effective Date”) by bluebird bio, Inc. (“Bluebird”) of approximately 53,455 square feet of space leased by Bluebird in the Headquarters Building (“Bluebird Premises”), the Company will become the sole tenant of the Headquarters Building, leasing approximately 123,210 square feet of office and laboratory space. The three agreements include a Third Amendment to Lease with the landlord to the amend the Headquarters Lease (“Third Amendment”), an Assignment and Assumption of Lease (the “Assignment”) with Bluebird for the assignment of the lease dated as of June 3, 2013, as amended, between the landlord and Bluebird (the “Bluebird Lease”) to the Company, and a Consent to Assignment (the “Consent”), among the landlord, the Company and Bluebird, providing required consents for the assignment of the Bluebird Lease to the Company and providing for financial mitigation for delays by Bluebird in surrendering the Bluebird Premises.

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

The Company recorded rent expense of $2,534,000, $2,534,000, and $2,411,000 for the years ended December 31, 2016, 2015 and 2014, respectively, associated with the Headquarters Lease.

Ten Canal Park Lease

The Company signed a facility lease (the “Ten Canal Lease”) on March 11, 2015 for office space at Ten Canal Park in Cambridge, Massachusetts (the “Leased Space”). The Ten Canal Lease commenced on March 12, 2015, which was the date the landlord received the Letter of Credit (as defined in the Ten Canal Lease), and expires on August 31, 2020. The Company began paying rent of $172,850 per month, commencing in August 2015, for the first year with scheduled escalating rent payments thereafter, and shall receive $1,995,550 from the landlord for tenant improvements to the Leased Space. In connection with the Ten Canal Lease, the Company provided a security deposit in the amount of $1,037,000, which was reduced to approximately $530,550 in June 2015. The security deposit is included in restricted cash in the accompanying balance sheets as of December 31, 2016 and 2015.

The Company recorded rent expense of $1,630,000 and $1,279,000 for the years ended December 31, 2016 and 2015, associated with the Ten Canal Lease.

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

The Company recorded rent expense of $675,000 for the year ended December 31, 2016, associated with the ARE Lease.

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

The Company began paying rent of approximately $22,000 per month in September 2016 (“Base Rent”). Base Rent will increase upon the Company exercising its option to take possession of the additional space in 2017, but the rate of the Base Rent is fixed through December 31, 2017. Commencing January 1, 2018, Base Rent may be adjusted by Roche Diagnostics up to a maximum increase of 2% per annum, compared with Base Rent for the immediately preceding year. The Company is not obligated to provide a security deposit in connection with the Penzberg Lease.

The Company recorded rent expense of $79,000 for the year ended December 31, 2016, associated with the Penzberg Lease.

As of December 31, 2016, the minimum future rent payments under the Company’s lease agreements were as follows:

2017	$7,781
2018	7,955
2019	8,159
2020	7,305
2021	2,090
Thereafter	97
Total minimum lease payments	$33,387

Supply Agreement

In July 2013, the Company entered into a five-year supply, service and support agreement, which was amended in October 2016 (the “Supply Agreement”), with Illumina, Inc. (“Illumina”) for Illumina to provide products and services that support and can be used for the gene sequencing component of its molecular testing activities. During the term of the Supply Agreement, Illumina will supply the Company with sequencers, reagents and other consumables for use with the Illumina sequencers, and service contracts for the maintenance and repair of the sequencers.

During the term of the Supply Agreement, the Company is required to make a rolling forecast of its expected needs for reagents and other consumables, and it may place purchase orders for reagents and other consumables that conform to such forecast. Illumina may not unreasonably reject conforming purchase orders and will, in its reasonable discretion, accept additional purchase orders for quantities of reagents and other consumables beyond the Company’s forecast requirements. During each six-month period the Company has a binding obligation to purchase an amount of reagents and other consumables equal to the greater of a percentage of its six-month forecast and a fixed minimum amount. Subject to discounts that vary depending on the volume of hardware and reagents and other consumables ordered, the price for sequencers and for service contracts is based on Illumina list prices, and the price for reagents and other consumables is based on contract prices that are fixed for a set period of time and may increase thereafter subject to limitations. The Supply Agreement does not require the Company to order minimum amounts of hardware, or to use exclusively the Illumina platform for conducting its sequencing. As of December 31, 2016, the Company’s minimum remaining purchase commitment for the remainder of the term of the Supply Agreement was not lower than approximately $6,508,000.

Legal Matters

From time to time, the Company is party to litigation arising in the ordinary course of its business. As of December 31, 2016, the Company is not currently a party to any significant litigation.

13.	Related Party Transactions

Roche Holdings, Inc. and its affiliates

Revenue from Roche was $43,477,000 for the year ended December 31, 2016. Included in the $43,477,000 recognized from Roche during the year ended December 31, 2016 was $19,476,000 from revenue earned under the Molecular Information Platform Program, $12,000,000 in milestones achieved under the ctDNA Platform Development Program, $9,984,000 from the reimbursement of R&D costs under the CDx Development, Immunotherapy Testing Platform Development, and other R&D programs, and $2,017,000 of other Roche-related revenue. Roche-related revenue represented 37% of the Company’s total revenue for the year ended December 31, 2016. Costs of related-party revenue from Roche was $3,770,000 for the year ended December 31, 2016, which consisted of costs incurred under the Molecular Information Platform Program and costs related to the delivery of products outside of the United States under the Ex-U.S. Commercialization Agreement. At December 31, 2016, $2,007,000 and $3,747,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement.

Revenue from Roche was $13,444,000 during the year ended December 31, 2015, which primarily consisted of payments made for the reserved capacity arrangement, access to the Company’s molecular information platform, and the reimbursement of R&D costs under the R&D Collaboration Agreement. Roche-related revenue represented 14.4% of the Company’s total revenue in the year ended December 31, 2015. Costs of related party revenue from Roche were $2,736,000 during the year ended December 31, 2015, which consisted of costs incurred under the molecular information platform program within the R&D Collaboration Agreement. Deferred revenue and accounts receivable from Roche were $3,742,000 and $403,000, respectively, for the year ended December 31, 2015.

Revenue from Roche was $858,000 during the year ended December 31, 2014, under a previous contractual relationship between Roche and the Company. Roche-related revenue represented 1.4% of the Company’s total revenue in the year ended December 31, 2014.

There were no other material Roche-related transactions as of December 31, 2016 and 2015 and for each of the years ended December 31, 2016, 2015, and 2014.

Other related party transactions

The Company recognized revenue of $1,631,000, $1,716,000, and $641,000 in the years ended December 31, 2016, 2015, and 2014, respectively from an arrangement with an entity affiliated with a member of the Company’s Board executed in the year ended December 31, 2013. Of these amounts, $0 and $825,000 were included in accounts receivable as of December 31, 2016 and 2015, respectively.

14.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for fiscal years 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenue	$30,378	$28,237	$29,426	$28,824
Costs and expenses	$47,863	$57,439	$60,850	$64,529
Net loss	$(17,307)	$(28,994)	$(31,282)	$(35,609)
Basic and diluted net loss per share	$(0.50)	$(0.84)	$(0.90)	$(1.02)
2015
Revenue	$19,295	$22,458	$25,399	$26,051
Costs and expenses	$36,267	$55,517	$46,010	$45,164
Net loss	$(16,965)	$(33,050)	$(20,596)	$(19,020)
Basic and diluted net loss per share	$(0.59)	$(0.98)	$(0.60)	$(0.55)

15.Subsequent Events

On January 6, 2017, the Company announced the appointment of Troy Cox as the new Chief Executive Officer of the Company, effective February 6, 2017 (the “Commencement Date”). Upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board was increased in size to 10 directors and elected Mr. Cox to become a member of the Board effective as of the Commencement Date, to serve until the Company’s 2017 annual meeting of stockholders or his earlier death, resignation, retirement or removal. Michael Pellini, M.D. resigned as Chief Executive Officer of the Company, effective as of the Commencement Date. Dr. Pellini will remain a member of the Board and began serving as Chairman of the Board as of the Commencement Date. Alexis Borisy relinquished his position as Chairman of the Board, but will continue to serve on the Board of Directors following the Commencement Date.

On January 5, 2017, the Company and Dr. Pellini entered into a letter agreement (the “Chairman Agreement”), which provides for, among other things, his existing performance-based restricted stock units to continue to vest as long as he serves on the Board. His restricted stock units that are not performance-based will continue to vest until the earlier of the date he no longer serves on the Board and December 31, 2017. Dr. Pellini’s vested stock options will remain exercisable until the later of February 6, 2020 and one year after Dr. Pellini no longer serves on the Board. The resulting changes to Dr. Pellini’s share-based compensation resulted in an immaterial modification expense, which the Company will record in the first quarter of 2017.

In January 2017, the Company began submitting an initial set of claims to Palmetto for FoundationOne test requisitions received in the North Carolina facility. On March 1, 2017, the Company received the first payments for claims under the Palmetto LCD. Payment for all claims processed to date by Palmetto has been made based upon the allowable rate of $3,416 per test.