Form 10-Q
period 2017-03-31
Foundation Medicine, Inc.
filed 2017-05-09
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36086

FOUNDATION MEDICINE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1316416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 Second Street Cambridge MA	02141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 418-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 35,642,290 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our plans or ability to obtain reimbursement for FoundationOne, FoundationOne Heme, FoundationACT, FoundationFocus CDxBRCA, and our universal companion diagnostic assay, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

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

•

our ability to generate revenue from sales of products enabled by our molecular information platform to physicians in clinical practice and our biopharmaceutical partners, including our ability to increase adoption of our molecular information products, and expand existing or develop new relationships with biopharmaceutical partners;

•	our plans and ability to develop, receive approval for, and commercialize new products, including our universal companion diagnostic assay, and improvements to our existing products;
•	our ability to increase the commercial success of our molecular information products;
•	the outcome or success of our clinical trials;
•	the ability of our molecular information platform to enhance our biopharmaceutical partners’ ability to develop targeted oncology therapies;
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

•	anticipated increases in our sales and marketing costs due to expansions in our sales force and marketing activities within and outside of the United States;
•	our ability to operate outside of the United States in compliance with evolving legal and regulatory requirements;
•	our ability to meet future anticipated demand by making additional investments in personnel, infrastructure, and systems to scale our laboratory operations;
•	the expansion of the capabilities of FoundationICE, the newest version of our online Interactive Cancer Explorer portal, and the development and launch of its associated applications;

•	federal, state, and foreign regulatory requirements, including potential United States Food and Drug Administration, or FDA, regulation of our molecular information products or future products;
•	our plans to seek approval from the FDA or other regulatory authorities for certain of our products or future products, as well as our ability to secure such approvals;
•	our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in our molecular information platform;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms;
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

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us”, “our” and “Foundation” refer to Foundation Medicine, Inc. and our subsidiary. We own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks. Foundation Medicine®, FoundationOne®, FoundationACT®, Interactive Cancer Explorer®, FoundationICE®, GeneKit®, Once. And for All®, and The Molecular Information Company® are all registered trademarks of Foundation in the United States, and several of these marks are at various stages of the registration process in other countries. FoundationFocus™, FoundationCORE™, PatientMatch™, Precision Medicine Exchange Consortium™, SmartTrials™, and FoundationACCESS™ are also trademarks of Foundation. Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders. For convenience, we do not use the ® and ™ symbols in each instance in which one of our trademarks appears throughout this Quarterly Report, but this should not be construed as any indication that we will not assert, to the fullest extent under applicable law, our rights thereto.

FOUNDATION MEDICINE, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2017

FOUNDATION MEDICINE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$49,075	$63,617
Marketable securities	49,976	79,402
Accounts receivable	5,858	8,206
Receivable due from Roche	4,870	2,007
Inventory	10,349	10,438
Prepaid expenses and other current assets	5,338	5,251
Total current assets	125,466	168,921
Property and equipment, net	39,553	41,486
Restricted cash	1,395	1,395
Other assets	2,140	2,233
Total assets	$168,554	$214,035
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,427	$11,898
Accrued expenses and other current liabilities	19,240	20,578
Deferred revenue	1,985	2,104
Roche related-party deferred revenue	293	3,747
Current portion of deferred rent	2,418	2,324
Total current liabilities	34,363	40,651
Deferred rent, net of current portion and other non-current liabilities	7,874	8,538
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized; 35,575,570 and 35,281,001 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	517,698	509,664
Accumulated other comprehensive loss	(49)	(14)
Accumulated deficit	(391,336)	(344,808)
Total stockholders’ equity	126,317	164,846
Total liabilities and stockholders’ equity	$168,554	$214,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	March 31,
	2017	2016
Revenue	$16,681	$17,423
Related-party revenue from Roche	9,647	12,955
Total revenue	26,328	30,378
Costs and expenses:
Cost of revenue	17,117	10,028
Cost of Roche related-party revenue	900	1,362
Selling and marketing	16,436	13,793
General and administrative	15,277	9,224
Research and development	23,285	13,456
Total costs and expenses	73,015	47,863
Loss from operations	(46,687)	(17,485)
Interest income, net	90	178
Other income	144	—
Net loss	$(46,453)	$(17,307)
Other comprehensive (loss)/gain income:
Unrealized (loss)/gain on available-for-sale securities	(18)	164
Foreign currency translation adjustment	(17)	—
Total other comprehensive (loss) income	(35)	164
Comprehensive loss	$(46,488)	$(17,143)
Net loss per common share, basic and diluted	$(1.31)	$(0.50)
Weighted-average common shares outstanding, basic and diluted	35,426,296	34,537,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	March 31,
	2017	2016
Operating activities
Net loss	$(46,453)	$(17,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,466	3,069
Stock-based compensation expense	6,399	3,039
Amortization of premiums and discounts on marketable securities	14	78
Gain on disposal of long-lived assets	(139)	—
Changes in operating assets and liabilities:
Accounts receivable	2,348	(839)
Receivable from Roche	(2,863)	(1,965)
Inventory	178	1,249
Prepaid expenses and other current assets	(30)	1,429
Other assets	82	23
Accounts payable	278	2,582
Accrued expenses and other current liabilities	(1,780)	1,664
Deferred rent and other non-current liabilities	(571)	(563)
Deferred revenue	(120)	1,080
Roche related-party deferred revenue	(3,453)	(3,512)
Net cash used in operating activities	(41,644)	(9,973)
Investing activities
Purchases of property and equipment	(3,863)	(7,566)
Purchases of marketable securities and other investments	(4,996)	(31,809)
Proceeds from maturities of marketable securities	34,390	17,500
Net cash provided by (used in) investing activities	25,531	(21,875)
Financing activities
Proceeds from stock option exercises	1,571	143
Net cash provided by financing activities	1,571	143
Net decrease in cash and cash equivalents	(14,542)	(31,705)
Cash and cash equivalents at beginning of period	63,617	117,763
Cash and cash equivalents at end of period	$49,075	$86,058
Supplemental disclosure of non-cash investing and financing activities
Cash paid for interest	75	—
Acquisition of property and equipment included in accounts payable and accrued expenses	$696	$2,097

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive loss and cash flows. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2016 included information and footnotes necessary for such presentation and were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2017 and as subsequently amended on Form 10-K/A filed with the SEC on March 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016.

2.	Summary of Significant Accounting Policies

Summary of accounting policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605 (“ASC 605”) and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. The update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB decided to delay the effective date of ASU 2014-09 through the issuance of an additional ASU, which revised the effective date for ASU 2014-09 to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors, and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB issued additional guidance throughout 2016 to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. The new ASUs have the same effective date and transition requirements as ASU 2014-09.

The Company intends to adopt ASU 2014-09 on January 1, 2018, and is currently evaluating the method of adoption and the potential impact that ASU 2014-09 may have on its financial position, results of operations, and disclosures. The ASUs may be adopted using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized to opening retained earnings at the date of initial application. The Company has a project team in place to analyze the impact of ASU 2014-09 and the related ASUs across all revenue streams. This includes performing a diagnostic review of current accounting policies to identify potential differences that would result from applying the requirements under the new standard, as well as reviewing a sample of existing baseline contracts to validate the diagnostic findings. Upon completion of this first project phase which is expected in the second quarter of 2017, the Company will begin drafting its accounting policies, including any variations in key terms from the baseline contract reviews, and evaluating the new disclosure requirements, including any necessary changes to our business processes, systems, and controls to support the additional required disclosures. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption effective the beginning of fiscal year 2018. Additionally, the FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 resulted in an immaterial forfeiture rate adjustment, which was recorded in accumulated deficit upon adoption of the standard on January 1, 2017.

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The recognition of the federal and state excess tax benefit net operating losses increased the net operating loss deferred tax asset by $14.9 million. No prior periods were restated as a result of this change in accounting policy as the Company maintains a valuation allowance against its deferred tax assets, which also increased by $14.9 million after adoption.

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

Under the terms of the transaction, Roche (a) made a primary investment of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares of the Company’s common stock at a purchase price of $50.00 per share and (b) completed a tender offer to acquire 15,604,288 outstanding shares of the Company’s common stock at a price of $50.00 per share. Immediately following the closing of the transaction, Roche owned approximately 61.3% of the outstanding shares. As of March 31, 2017, Roche’s ownership was approximately 59.1% of the outstanding shares. Upon the closing of the transaction, the size of the Board of Directors of the Company (“Board”) was increased to nine, including three designees of Roche. In October 2016, Michael Dougherty was appointed as a member of the Board to fill the existing vacancy. In February 2017, the Board was increased to ten members when Troy Cox succeeded Michael Pellini, M.D. as the Company’s Chief Executive Officer and became a member of the Board. Effective as of Mr. Cox’s election, Michael Pellini, M.D. became Chairman of the Board.

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

The Company was responsible for all R&D costs under the ctDNA platform development program. Roche was required to make certain milestone payments upon the achievement of specified events. Milestone payments up to $12,000,000 in the aggregate are triggered upon successful analytical validation of a ctDNA assay and delivery of a ctDNA clinical trial assay for use in Roche clinical trials. All milestones were considered substantive and were recognized using a proportional performance model when earned by the Company.

Companion Diagnostics (CDx) Development Program

Under the CDx development program within the R&D Collaboration Agreement, the following deliverables were identified: (i) cross-licenses for access to relevant IP and (ii) obligations to perform R&D services for the development of CDx assays for use in connection with certain Roche products.

The Company determined which deliverables within the arrangement have standalone value from the other undelivered elements, and concluded all deliverables under the CDx development program represent a single unit of accounting. The cross-

licenses grant each party access to relevant IP of the other party to perform such party’s obligations under the contract and to exploit the deliverables. The licenses are delivered at the inception of the arrangement and relate to R&D work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the R&D activities and have little value to Roche without these other deliverables. Therefore, the licenses are combined with the obligation to perform R&D services for the development of a CDx assay as a single unit of accounting.

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

Summary of the Ex-U.S. Commercialization Agreement

In addition to the R&D Collaboration Agreement, the Company entered into a commercial collaboration agreement with Roche designed to facilitate the delivery of the Company’s products and services outside the United States (“Ex-U.S.”) in partnership with Roche (the “Ex-U.S. Commercialization Agreement”). Pursuant to the Ex-U.S. Commercialization Agreement, on April 7, 2016, Roche obtained Ex-U.S. commercialization rights to the Company’s existing products and services and to future co-developed products and services. The Company remains solely responsible for commercialization of its products and services within the United States. The selected geographic areas where Roche exercised its commercialization rights constitute the “Roche Territory.” For those geographic areas that Roche does not select, the commercialization rights for such geographic areas revert back to the Company. The Ex-U.S. Commercialization Agreement is governed by the JMC. There is also a Joint Operational Committee (“JOC”) that has been established to oversee the activities under the Ex-U.S. Commercialization Agreement. The JMC will have the responsibilities as outlined under the R&D Collaboration Agreement. The JMC and JOC, although considered deliverables under the arrangement, are immaterial in relation to the entire arrangement and therefore were not considered when allocating consideration.

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

The Company is entitled to receive, on a quarterly basis, tiered royalty payments ranging from the mid-single digits to high-teens based on a percentage of the aggregate gross margin generated on sales of specified products in the Roche Territory during any calendar year. Royalty payments are recognized in the period when earned.

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

Under the Amended Agreement, the Partner pays a fixed fee for each sample to be profiled; will reimburse the Company for a portion of costs incurred in performing analytical validation of the CDx assay; and will be required to make certain substantive milestone and other payments upon the achievement of specified regulatory and clinical events tied to the development and commercialization of the CDx. The fixed or determinable consideration under the Amended Agreement was allocated to the units of accounting based on the BESP. Consideration allocated to sample profiling is recognized as samples are delivered, which is when the recognition criteria in ASC 605-25 has been satisfied. Consideration allocated to the R&D development activities and the analytical validation work is recognized using the proportional performance method. As of December 31, 2016, the CDx assay had achieved regulatory approval and the regulatory and development obligations under the Amended Agreement had been completed.

Under the Amended Agreement, the Company recognized revenue of $306,000 and $2,824,000 for the three months ended March 31, 2017 and 2016, respectively. Revenue for the three months ended March 31, 2017, primarily related to sample profiling and royalties earned on commercial product sales. Revenue for the three months ended March 31, 2016 primarily related to sample profiling and milestone payments received upon the achievement of specified regulatory and clinical events tied to the R&D development activities of the CDx.

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

5.	Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
Description:
U.S. government agency securities and treasuries	$50,003	$—	$(27)	$49,976
Total	$50,003	$—	$(27)	$49,976

December 31, 2016
Description:
U.S. government agency securities and treasuries	$79,411	$—	$(9)	$79,402
Total	$79,411	$—	$(9)	$79,402

The estimated market value of marketable securities by maturity date is as follows (in thousands):

	March 31, 2017	December 31, 2016
Due in one year or less	$49,976	$79,402
Due after one year through two years	—	—
Total	$49,976	$79,402

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2017 and 2016, respectively, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

6.	Restricted Cash

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. As of each of March 31, 2017 and December 31, 2016, the Company had restricted cash of $1,395,000.

7.	Accounts Receivable

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

Two customer account balances consisting of $4,870,000 and $1,443,000 were greater than 10% of the total accounts receivable balance, including receivables due from Roche, representing 45% and 13%, respectively, of total accounts receivable at March 31, 2017. Three customer account balances consisting of $2,079,000, $2,007,000 and $1,319,000 were greater than 10% of the total accounts receivable balance, including receivables due from Roche, representing 20%, 20% and 13%, respectively, of total accounts receivable at December 31, 2016.

8.	Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$6,608	$8,293
Work-in-process	3,741	2,145
	$10,349	$10,438

9.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31, 2017	December 31, 2016
Lab equipment	$33,750	$34,727
Computer equipment	11,534	11,534
Software	6,177	5,429
Furniture and office equipment	3,638	3,638
Leasehold improvements	25,541	24,730
Construction in progress	5,455	4,512
	86,095	84,570
Less: accumulated depreciation and amortization	(46,542)	(43,084)
	$39,553	$41,486

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $4,466,000 and $3,069,000, respectively. The Company classifies capitalized internal use software in lab equipment, computer equipment and software based on its intended use.

10.	Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Payroll and employee-related costs	$8,833	$13,044
Professional services	3,368	2,221
Property and equipment purchases	198	115
Other	6,841	5,198
	$19,240	$20,578

11.	Debt

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

The Roche Credit Facility contains certain affirmative covenants, including, among others, obligations for the Company to provide monthly and annual financial statements, to meet specified minimum cash requirements, to provide tax gross-up and indemnification protection, and to comply with laws. The Roche Credit Facility also contains certain negative covenants, including, among others, restrictions on the Company’s ability to dispose of certain assets, to acquire another company or business, to encumber or permit liens on certain assets, to incur additional indebtedness (subject to customary exceptions), and to pay dividends on the Company’s common stock. The Company was in compliance with its covenants under the Roche Credit Facility as of March 31, 2017.

The Roche Credit Facility contains customary events of default, including, among others, defaults due to non-payment, bankruptcy, failure to comply with covenants, breaches of a representation and warranty, change of control, or material adverse effect and judgment defaults. Upon the occurrence and continuation of an event of default following applicable notice and cure periods, amounts due under the Roche Credit Facility may be accelerated. The Company had no events of default under the Roche Credit Facility as of March 31, 2017.

As of March 31, 2017, there were no outstanding balances under the Roche Credit Facility as the Company had not yet drawn down any funds on the available balance.

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

	Three Months Ended
	March 31,
	2017	2016
Outstanding stock options	1,059,795	1,473,251
Unvested restricted stock	1,468,022	1,038,298
Total	2,527,817	2,511,549

13.	Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at March 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$35,834	$—	$—	$35,834
Marketable securities:
U.S. government agency securities and treasuries	44,985	4,991	—	49,976
Total assets	$80,819	$4,991	$—	$85,810

	Fair Value Measurement at December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$56,147	$—	$—	$56,147
Marketable securities:
U.S. government agency securities and treasuries	71,999	7,403	—	$79,402
Total	$128,146	$7,403	$—	$135,549

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. Items measured at fair value on a recurring basis during the three months ended March 31, 2017 include marketable securities. The Company did not elect to remeasure any other existing financial assets or liabilities, and did not elect the fair value option for any other financial assets and liabilities transacted during the three months ended March 31, 2017 and 2016.

The fair values of the Company’s marketable securities are determined through market and observable sources and have been classified as Level 1 and Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of March 31, 2017.

14.	Stockholders’ Equity

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2017	December 31, 2016
Unvested restricted stock	1,468,022	1,297,054
Common stock options	1,059,795	1,267,329
Shares available for issuance under the 2013 Stock Option and Incentive Plan	3,542,474	2,398,031
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503
	6,858,794	5,750,917

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

In 2013, in conjunction with its initial public offering, the Company adopted the Foundation Medicine, Inc. 2013 Stock Option and Incentive Plan (the “2013 Stock Plan”) under which it may grant restricted and unrestricted stock, restricted stock units, ISOs, non-statutory stock options, stock appreciation rights, cash-based awards, performance share awards and dividend equivalent rights to eligible employees, officers, directors and consultants to purchase up to 1,355,171 shares of common stock. In connection with the establishment of the 2013 Stock Plan, the Company terminated the 2010 Stock Plan and the 512,568 shares which remained available for grant under the 2010 Stock Plan were included in the number of shares authorized under the 2013 Stock Plan. Shares forfeited or repurchased from the 2010 Stock Plan are returned to the 2013 Stock Plan for future issuance. On January 1, 2017 and 2016, the number of shares reserved and available for issuance under the 2013 Stock Plan increased by 1,403,616 and 1,379,782 shares of common stock, respectively, pursuant to a provision in the 2013 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2014, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board.

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

Number of Shares
Unvested at December 31, 2016	1,297,054
Granted	332,196
Vested	(95,968)
Cancelled	(65,260)
Unvested at March 31, 2017	1,468,022

Total stock-based compensation expense recognized for restricted stock awards was $5,639,000 and $2,113,000, for the three months ended March 31, 2017 and 2016, respectively.

Stock Options

A summary of stock option activity under the 2010 Stock Plan and the 2013 Stock Plan for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2016	1,267,329	$16.22	6.6	$8,355
Granted	—	—
Exercised	(198,601)	7.91
Cancelled	(8,933)	18.40
Outstanding as of March 31, 2017	1,059,795	$17.76	6.6	$16,483
Exercisable as of March 31, 2017	833,893	$15.53	6.4	$14,520

The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 Stock Plan and the 2013 Stock Plan of $760,000 and $926,000 for the three months ended March 31, 2017 and 2016, respectively.

The Company recorded stock-based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$1,095	$299
Selling and marketing	1,220	796
General and administrative	2,778	1,306
Research and development	1,306	638
Total	$6,399	$3,039

As of March 31, 2017, unrecognized compensation cost of approximately $25,542,000 related to non-vested stock options and restricted stock awards is expected to be recognized over weighted-average periods of 2.0 years.

There were no stock options granted during the three months ended March 31, 2017. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model for the three months ended March 31, 2016 were as follows:

Three Months Ended
March 31, 2016
Expected volatility	59.2%
Risk-free interest rate	1.9%
Expected option term (in years)	6.25
Expected dividend yield	0.0%

15.	Commitments and Contingencies

150 Second Street

In 2013, the Company signed a lease (the “Headquarters Lease”) for approximately 61,591 square feet of office and laboratory space (the “Existing Premises”) at 150 Second Street in Cambridge, Massachusetts (the “Headquarters Building”).  The Headquarters Lease commenced in September 2013, and initially had an eight year expected term. The Headquarters Lease is subject to fixed rate escalation increases and the landlord waived the Company’s rent obligation for the first 10.5 months of the lease, having an initial value of $3,300,000. The landlord also agreed to fund up to $9,239,000 in tenant improvements. The Company recorded the tenant improvements as leasehold improvements and deferred rent on the consolidated balance sheet. Deferred rent is amortized as a reduction in rent expense over the term of the Headquarters Lease. The Company recognizes rent expense on a straight-line basis over the expected lease term. In connection with the Company’s termination of its prior lease at One Kendall Square, the rent abatement was reduced to approximately $1,841,000 and the expected term of the Headquarters Lease was reduced to 7.5 years. The Company began to record rent expense in April 2013 upon gaining access to and control of the space. Upon execution of the Headquarters Lease, the Company paid a security deposit of $1,725,000 which was reduced to approximately $864,000 in 2014. The security deposit is included in restricted cash in the accompanying balance sheet as of March 31, 2017 and December 31, 2016.

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

On September 30, 2016, the Company entered into three separate yet related agreements to expand its premises at the Headquarters Building. In connection with these agreements, on May 1, 2017 (“Effective Date”), bluebird bio, Inc. (“Bluebird”) surrendered approximately 53,455 square feet of space previously leased by Bluebird in the Headquarters Building (“Bluebird Premises”), and the Company became the sole tenant of the Headquarters Building, leasing approximately 123,210 square feet of office and laboratory space. The three agreements include a Third Amendment to Lease with the landlord to amend the Headquarters Lease (“Third Amendment”), an Assignment and Assumption of Lease (the “Assignment”) with Bluebird for the assignment of the lease dated as of June 3, 2013, as amended, between the landlord and Bluebird (the “Bluebird Lease”) to the Company, and a Consent to Assignment (the “Consent”), among the landlord, the Company and Bluebird, providing required consents for the assignment of the Bluebird Lease to the Company.

On the Effective Date, the Headquarters Lease was amended as provided in the Third Amendment. Pursuant to the Third Amendment: (i) the Company is entitled to a partial abatement of base rent payable under the Headquarters Lease for each of the first two calendar months following the Effective Date (provided the Company is not in default under the Third Amendment or the Bluebird Lease), (ii) the term of the Headquarters Lease was extended through April 30, 2024, (iii) the Company has the right to extend the term for one subsequent five-year period, (iv) the Company will pay annual base rent on the Existing Premises (ranging from $70.51 to $83.42 per square foot) in accordance with the rent schedule attached to the Third Amendment, with semi-annual adjustments beginning in January and July of each calendar year, and (v) the landlord will provide up to $2,500,000 in tenant improvement allowances to improve the Headquarters Building, including the Existing Premises, the Bluebird Premises and the lobby.  Pursuant to the Assignment, the Company assumed the Bluebird Lease and will pay annual base rent on the Bluebird Premises (ranging from $62.83 to $72.84 per square foot) in accordance with the Bluebird Lease. The Third Amendment also requires the Company to increase its security deposit by amending the letter of credit for the Headquarters Lease to $1,771,009, and to amend the terms of the letter of credit to serve as security for both the Third Amendment and the Bluebird Lease.

Legal Matters

From time to time, the Company is party to litigation arising in the ordinary course of its business. As of March 31, 2017, the Company is not currently a party to any significant litigation.

16.	Related Party Transactions

Roche Holdings, Inc. and its affiliates

Revenue from Roche was $9,647,000 for the three months ended March 31, 2017. Included in the $9,647,000 recognized from Roche for the three months ended March 31, 2017 was $4,446,000 of revenue earned under the Molecular Information Platform Program, $4,231,000 from the reimbursement of R&D and other costs under the CDx Development, Immunotherapy Testing Platform Development, and other R&D programs, and $970,000 of other Roche-related revenue. Roche-related revenue represented 36.6% of the Company’s total revenue for the three months ended March 31, 2017. Costs of related-party revenue from Roche were $900,000 for the three months ended March 31, 2017, which consisted of costs incurred under the Molecular Information Platform Program and costs related to the delivery of products outside of the United States under the Ex-U.S. Commercialization Agreement. At March 31, 2017, $4,870,000 and $293,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement. At December 31, 2016, $2,007,000 and $3,747,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement.

Revenue from Roche was $12,955,000 for the three months ended March 31, 2016, which primarily consisted of payments made for the reserved capacity arrangement, access to the Company’s molecular information platform, a $7,000,000 milestone achieved related to the ctDNA platform development program, and the reimbursement of R&D costs under the R&D Collaboration Agreement. Roche-related revenue represented 42.6% of the Company’s total revenue for the three months ended March 31, 2016. Costs of related party revenue from Roche were $1,362,000 for the three months ended March 31, 2016, which consisted of costs incurred under the molecular information platform program within the R&D Collaboration Agreement.

There were no other material Roche-related balances included in the condensed consolidated financial statements at March 31, 2017, or for the three months ended March 31, 2017 and 2016.

Other related party transactions

The Company recognized revenue of $85,000 and $31,000 for the three months ended March 31, 2017 and 2016, respectively, from an arrangement with an entity affiliated with a member of the Company’s Board executed during the year ended December 31, 2013. At March 31, 2017 and December 31, 2016, there was $85,000 and $0, respectively, included in accounts receivable related to this arrangement.

17.	Subsequent Events

On April 21, 2017, the Company entered into a Second Amendment to Lease (the “Palo Alto Amendment”) with PAOC, LLC (“PAOC”) amending the lease between the Company and PAOC for the lease of approximately 1,975 square feet of office space located in a building at 525 University Avenue, Palo Alto, California. The Palo Alto Amendment extended the term of the lease for a period of 60 months, expiring on April 30, 2022.

The Company will pay rent of $17,775 per month, beginning in June 2017, subject to annual 3% increases beginning May 1, 2018, throughout the term of the amended lease. The Company is entitled to an abatement of fixed rent for the month of May 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report and our prior filings with the SEC, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a molecular information company focused on fundamentally changing the way in which patients with cancer are evaluated and treated. We believe an information-based approach to making clinical treatment decisions based on comprehensive genomic profiling will become a standard of care for patients with cancer. We derive revenue from selling products that are enabled by our molecular information platform to physicians and biopharmaceutical companies. Our platform includes proprietary methods and algorithms for analyzing specimens across all types of cancer, and for incorporating that information into clinical care in a concise and user-friendly fashion. Our products provide genomic information about each patient’s individual cancer, enabling physicians to optimize treatments in clinical practice and biopharmaceutical companies to develop targeted oncology therapies more effectively. We believe we have a significant first mover advantage in providing a portfolio of comprehensive genomic profiling and molecular information products on a commercial scale.

Our clinical molecular information products, FoundationOne for solid tumors, FoundationOne Heme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, pediatric cancers, and advanced sarcomas, FoundationACT (Assay for Circulating Tumor DNA), a blood-based (liquid biopsy) assay to measure circulating tumor DNA, or ctDNA, and FoundationFocus CDxBRCA, a companion diagnostic assay to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered, are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer and in research. To accelerate commercial growth and enhance our competitive advantage, we are continuing to develop and commercialize new molecular information products for physicians and biopharmaceutical companies, strengthen our commercial organization, introduce new marketing, education and provider engagement efforts, grow our molecular information knowledgebase, FoundationCORE, aggressively pursue reimbursement from government payors and regional and national commercial payors, publish scientific and medical advances, and foster relationships throughout the oncology community. We believe our molecular information products address a global market opportunity of $12-15 billion.

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne and FoundationOne Heme, and the development of new products such as FoundationACT and FoundationFocus CDxBRCA. We have incurred significant losses since our inception, and as of March 31, 2017 our accumulated deficit was $391.3 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, conduct clinical trials, invest in our molecular information platform and additional products, including FoundationACT and our universal companion diagnostic, and invest in our infrastructure.

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

Recent Developments

We are working with the FDA and the U.S. Centers for Medicare & Medicaid Services, or CMS, in a process called Parallel Review. The Parallel Review program is intended to facilitate the development and FDA review of innovative new products that have the potential to improve outcomes.  Our goal is to obtain approval of a Premarket Approval Application, or PMA, from the FDA and, in parallel, a favorable National Coverage Determination, or NCD, from CMS for Medicare reimbursement for our universal companion diagnostic assay based on our FoundationOne platform. The FDA and CMS accepted our application for Parallel Review of this assay in the second quarter of 2016. We cannot predict whether the PMA for this assay will be approved by the FDA, or whether the NCD will be granted by CMS. In addition, during the second quarter of 2016, the FDA accepted our request to review our universal companion diagnostic assay based on our FoundationOne platform under the Expedited Access Pathway, or EAP program, a voluntary program for sponsors of breakthrough devices. As a participant in the EAP program, the FDA has indicated that they will endeavor to work with us to reduce the time and cost of the approval decision for our assay including the implementation of priority review, interactive review, senior management involvement, and assignment of a case manager.

On September 30, 2016, we entered into three agreements related to the expansion of our headquarters located at 150 Second Street, Cambridge, Massachusetts, or the Headquarters Building. On May 1, 2017, or the Effective Date, we assumed the lease for approximately 53,455 square feet of space leased by bluebird bio, Inc., or Bluebird, in the Headquarters Building, or the Bluebird Premises. Combined with 69,755 square feet currently leased by us, we have become the sole tenant of the Headquarters Building, leasing approximately 123,210 square feet of office and laboratory space, or the Combined Premises. On the Effective Date, the term of our lease of the Combined Premises was extended through April 30, 2024, and we will have the right to extend the term for one subsequent five-year period.

In January 2017, we announced the appointment of Troy Cox as our new Chief Executive Officer, effective February 6, 2017, or the Commencement Date. The Board was increased in size to ten directors and elected Mr. Cox to become a member of the Board effective as of the Commencement Date. Michael Pellini, M.D. resigned as our Chief Executive Officer, effective as of the Commencement Date. Dr. Pellini remained a member of the Board and began serving as Chairman of the Board as of the Commencement Date. Alexis Borisy relinquished his position as Chairman of the Board, but will continue to serve on the Board of Directors following the Commencement Date.

In January 2017, we began submitting claims to Palmetto GBA, or Palmetto, the Company’s Medicare Administrative Contractor, or MAC, in North Carolina, for FoundationOne test requisitions where components of our testing services were performed in our North Carolina facility. In March 2017, we began receiving payment for eligible non-small cell lung cancer, or NSCLC, claims submitted under Palmetto’s local coverage determination, or LCD, based upon the allowable rate of $3,416 per test.

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

For the majority of physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with most commercial third-party payors and, therefore, do not have specific coverage decisions from those third-party payors for our products with established payment rates. Currently, most of the commercial third-party payors that reimburse our claims do so based upon Current Procedural Terminology, or CPT, codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of commercial third-party payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by each third-party payor on a case-by-case basis. As of March 31, 2017, we were not a participating provider in any state Medicaid program, and therefore, did not have coverage determinations under which our tests were covered by these Medicaid programs. As of March 31, 2017, we were a participating provider in the Medicare program on a limited basis. An LCD exists for certain patients with NSCLC within the jurisdiction where our Research Triangle Park, North Carolina laboratory facility is located. An LCD that reflects coverage for our validated comprehensive genomic profiling products does not exist within the jurisdiction where our Cambridge, Massachusetts laboratory facility is located. At the end of 2013, we began the process of submitting claims for our tests to Medicare. We may also negotiate rates with patients if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months or at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

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

We currently have an operating laboratory facility located in Cambridge, Massachusetts, and during 2016 we established a second operating laboratory facility in Research Triangle Park, North Carolina. Although we are in the process of seeking an NCD for our universal companion diagnostic assay based on our FoundationOne platform as part the Parallel Review process, there are currently no NCDs that establish whether and how our tests are covered by Medicare. In the absence of NCDs, local MACs that administer the Medicare program in various regions have some discretion in determining coverage, the reimbursement rate, and payment for tests. Palmetto, the MAC covering our laboratory in North Carolina, issued a final LCD to cover well-validated comprehensive genomic profiles for initially diagnosed Stage IIIB and Stage IV NSCLC patients, or the Palmetto LCD. The local MAC for our Cambridge laboratory, National Government Services, has not elected to follow the same standards for determining coverage. In February 2016, National Government Services announced a final LCD effective April 1, 2016, to provide coverage for hotspot tests of 5 to 50 genes for patients with metastatic NSCLC. We do not believe this LCD reflects coverage for our validated comprehensive genomic profiling products, which include comprehensive analysis of greater than 50 genes and all classes of alterations. We intend to continue to seek a positive coverage determination from National Government Services, which, if obtained, may establish payment for the Medicare claims we submit to this local MAC covering our laboratory in Massachusetts.

Following discussions with NHIC, Corp., the predecessor to National Government Services, we agreed to not submit claims for FoundationOne tests provided to Medicare patients while this MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this MAC’s request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOne Heme tests for Medicare patients with dates of service on or after November 1, 2013. We have submitted these claims for FoundationOne and FoundationOne Heme tests to National Government Services using a miscellaneous CPT code, and have not recognized any revenue from Medicare for those claims to date. There are, however, a subset of Medicare patients that fall under the 14-Day Rule, requiring us to bill the ordering institution directly instead of billing Medicare. We have recognized some revenue for these patients upon receipt of payment from the institution. As of March 31, 2017, National Government Services has either denied the FoundationOne or FoundationOne Heme claims that we have submitted or not processed and reimbursed us for the claims in a manner that we believe is consistent with applicable processing guidelines. In August 2016, we began submitting claims for FoundationACT tests associated with our Cambridge, Massachusetts laboratory to National Government Services using stacked CPT codes, and as of March 31, 2017, we have recognized revenue from those claims.

In the future, a MAC having jurisdiction over any one of our operational laboratory facilities could issue a negative coverage determination for one or more of our tests that would apply to future claims and that MAC could defer processing claims pending a coverage or payment determination. If a claim is paid by a MAC assigned to the jurisdiction in which one of our operational laboratory facilities is located, either upon acceptance of the claim or following a successful appeal of a denied claim, we will generate revenue from Medicare for our testing. In January 2017, we began submitting claims to Palmetto for FoundationOne test requisitions where components of our testing services were performed in our North Carolina facility. In March 2017, we began receiving payment for eligible NSCLC claims submitted under the Palmetto LCD based upon the allowable rate of $3,416 per test. FoundationOne, FoundationOne Heme, FoundationACT, and FoundationFocus CDxBRCA tests for patients covered by Medicare, including those patients that fell under the 14-Day Rule, represented approximately 31% and 30% of total tests reported to physicians in the United States during the three months ended March 31, 2017 and 2016, respectively.

We expect that our current lack of broad coverage decisions and the general uncertainty around reimbursement for our tests will continue to negatively impact our revenue and earnings, both because we will not recognize revenue for tests performed, particularly if our test volumes increase period-to-period, and because the absence of Medicare or other significant coverage decisions may lead physicians to not order a meaningful number of tests. Following our achievement of a coverage decision from a commercial third-party payor or a government payor, or once we have a sufficient history of claims collections with any such payor that we conclude the fees for our tests for individuals insured by such payor are sufficiently fixed or determinable and collectability is reasonably assured, we anticipate that we will begin to recognize revenue from such payor on an accrual basis. As of March 31, 2017, we had cash, cash equivalents, and marketable securities of approximately $99.1 million. If we are not able to obtain coverage decisions from additional commercial third-party payors and government payors over the longer term, and our available cash and marketable securities balances, cash flows from operations, and available borrowings are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all, and may be subject to the prior consent of Roche pursuant to our Investor Rights Agreement with Roche dated January 11, 2015, or the Investor Rights Agreement, and the Credit Facility Agreement with Roche Finance Ltd dated August 2, 2016, or Roche Credit Facility.

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

Certain of our arrangements include multiple deliverables. We analyze multiple-element arrangements based on the guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC 605-25. Pursuant to the guidance in ASC 605-25, we evaluate multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered items have value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, development and commercialization capabilities of a third party and the availability of the associated expertise in the general marketplace. In addition, we consider whether the other party in the arrangement can use the other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered elements.

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

During the three months ended March 31, 2017 and 2016, our selling and marketing expenses represented approximately 62% and 45%, respectively, of our total revenue. We expect our selling and marketing expenses to continue to increase in absolute dollars as we expand our sales force, grow our client service infrastructure, and increase our marketing and medical affairs activities to drive further awareness and adoption of our current molecular information products, and any future products we may develop.

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

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of new and enhanced products and services, immunotherapy testing, companion diagnostic development, significant product improvements, clinical trials to evaluate the clinical utility of our tests, the development of our FoundationCORE knowledgebase, and various technology applications. Costs to develop our technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs. Our research and development activities include the following costs:

•	personnel-related expenses such as salaries, bonuses, employee benefits, and stock-based compensation;
•	fees for contractual and consulting services;
•	costs to manage and synthesize our medical data and to expand FoundationCORE;
•	clinical trials;
•	laboratory reagents and supplies; and
•	allocated overhead expenses.

We expect that our overall research and development expenses will continue to increase in absolute dollars as we continue to innovate our molecular information platform, develop additional products, expand our genomic and medical data management resources, and conduct our ongoing and new clinical trials.

Interest Income, Net

Interest income, net includes interest income and interest expense. Interest income is earned on our cash, cash equivalents, and marketable securities. Interest expense consists primarily of the amortization of deferred financing costs, and the quarterly commitment fee on the available balance under the Roche Credit Facility.

Other Income

Other income for the three months ended March 31, 2017 includes the gain on disposal of certain long-lived assets and foreign exchange transactions.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue	$16,681	$17,423	$(742)	(4)%
Related-party revenue from Roche	9,647	12,955	(3,308)	(26)%
Total revenue	26,328	30,378	(4,050)	(13)%
Costs and expenses
Cost of revenue	17,117	10,028	7,089	71%
Cost of Roche related-party revenue	900	1,362	(462)	(34)%
Selling and marketing	16,436	13,793	2,643	19%
General and administrative	15,277	9,224	6,053	66%
Research and development	23,285	13,456	9,829	73%
Total costs and expenses	73,015	47,863	25,152	53%
Loss from operations	(46,687)	(17,485)	(29,202)	(167)%
Interest income, net	90	178	(88)	(49)%
Other income	144	—	144	100%
Net loss	$(46,453)	$(17,307)	$(29,146)	(168)%

Revenue

Total revenue decreased to $26.3 million for the three months ended March 31, 2017 from $30.4 million during the three months ended March 31, 2016. Revenue from tests reported for our ordering physicians increased to $11.6 million for the three months ended March 31, 2017 from $10.2 million for the three months ended March 31, 2016. The increase in revenue was partly driven by Medicare payments for FoundationOne for patients with non-small cell lung cancer under the Palmetto LCD and by higher test volumes and non-Medicare collections. The decrease in revenue from our biopharmaceutical customers to $14.7 million from

$20.2 million for the three months ended March 31, 2017 and 2016, respectively, was related to the timing of various research and development projects with our biopharma partners, as well as the achievement of a $7.0 million milestone in the three months ended March 31, 2016 related to the ctDNA platform development program under the Roche R&D Collaboration Agreement.

Included in the $26.3 million of total revenue for the three months ended March 31, 2017 was $9.6 million of related-party revenue from Roche, which was comprised of (i) $4.4 million from revenue earned under the Molecular Information Platform Program, (ii) $4.2 million from the reimbursement of research and development costs under the CDx Development, Immunotherapy Testing Platform Development, and other R&D programs, and (iii) $1.0 million of other Roche-related revenue.

Included in the $30.4 million of total revenue for the three months ended March 31, 2016 was $13.0 million of related-party revenue from Roche, which resulted from revenue earned under the Molecular Information Platform Program and the reimbursement of R&D costs under the R&D Collaboration Agreement.

During the three months ended March 31, 2017, we reported 13,933 tests to ordering physicians, including 1,284 FoundationOne Heme tests, 1,355 FoundationACT tests, and 289 FoundationFocus CDxBRCA tests as compared to 8,985 tests reported during the three months ended March 31, 2016, including 1,028 FoundationOne Heme tests. We also reported 1,802 and 2,622 tests to our biopharmaceutical customers during the three months ended March 31, 2017 and 2016, respectively.

The average revenue per comprehensive genomic profiling product for clinical use that met our revenue recognition criteria during the three months ended March 31, 2017 was approximately $2,700. This average revenue per test does not include tests reported under the Roche Ex-U.S. Commercialization Agreement, given that those tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin. The number of tests paid during the period was 4,094, including 2,707 tests that were reported in prior periods.

The average revenue per test for clinical use that met our revenue recognition criteria during the three months ended March 31, 2016 was approximately $3,100. This average revenue per test does not include 2,464 FoundationOne and FoundationOne Heme tests reported during the period for patients covered by Medicare and for which claims were not yet submitted or paid, unless those claims were paid through a client-bill arrangement pursuant to the 14 Day Rule, 77 tests that were reported and not billed, and 5,029 tests that were reported and billed to commercial third-party payors during the period but were not paid during the period. This average revenue includes 1,925 tests reported in prior years for which revenue was recognized during the three months ended March 31, 2016.

Our average revenue per test excludes tests for which we have not yet recognized revenue. Because we recognize revenue on a cash basis from commercial third-party payors and from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from their third-party payors because the payment is not fixed or determinable and collectability is not reasonably assured, and our efforts to obtain payment for individual claims can take a substantial amount of time, there is typically a significant lag between the time the test is reported and the time we actually recognize the revenue from such test. As a result, if we were to include tests for which we have not recognized revenue in our average revenue per test calculation for a particular period, it would imply that we will not receive any revenue for such tests. Despite our lack of broad coverage decisions across large numbers of third-party payors, we have been reasonably successful in securing reimbursement from many commercial third-party payors for tests reported in prior periods. With respect to tests reported for patients covered by Medicare, we commenced the process of submitting claims to Medicare for these tests in November 2013 and had not yet been reimbursed based on properly processed submissions for a substantial majority of these claims. In March 2017, we began receiving payment for eligible NSCLC claims submitted under Palmetto’s LCD. We also expect to record revenue from patients who make co-payments, pay deductibles, or pay other amounts that we have been unable to collect from third-party payors. While receipt of payment from third-party payors and patients in respect of these claims is not currently fixed or determinable and collectability is not reasonably assured, we do expect to record revenue in the future for some of the tests reported in this period. However, it is difficult to predict future revenue from the previously reported tests as a result of unpredictable reimbursement payments, physician ordering patterns, continuously developing coverage decisions, and a limited payment history for some products. As a result, we cannot be certain that the revenue per test we recognize in the future will remain consistent with the average revenue per test reported above.

For our biopharmaceutical customer revenue that was based on a negotiated price per test, the average revenue per test was approximately $3,500 and $3,400, for the three months ended March 31, 2017 and 2016, respectively. We expect this average revenue per test for biopharmaceutical customers to remain fairly consistent with prior periods over time with fluctuations primarily resulting from test mix in a given period. Approximately $12.3 million and $17.8 million of our biopharmaceutical revenue for the three months ended March 31, 2017 and 2016, respectively, represented payments under contracts with multiple-element arrangements that were not negotiated on a price per test basis.

Cost of Revenue

Total cost of revenue, including the cost of Roche related-party revenue, increased to $18.0 million for the three months ended March 31, 2017 from $11.4 million for the three months ended March 31, 2016. The increase in cost of revenue was primarily driven by a 55% increase in test volumes from our ordering physicians, costs incurred at our North Carolina laboratory, and a one-time personnel-related expense. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, facilities costs, and higher depreciation expense related to new equipment purchases. During the three months ended March 31, 2017 and 2016, our total cost of revenue represented approximately 68% and 37% of our total revenue, respectively. We expect to make additional investments in personnel, infrastructure, and systems to scale our laboratory operations to meet future anticipated demand.

Selling and Marketing Expenses

Selling and marketing expenses increased to $16.4 million for the three months ended March 31, 2017 from $13.8 million for the three months ended March 31, 2016. The increase was primarily due to an increase of $2.3 million in personnel-related costs for employees in our sales, marketing, client service, and reimbursement departments to support our commercialization efforts, and a $0.6 million increase in consulting and marketing-related costs, partially offset by a $0.3 million decrease in facilities costs.

General and Administrative Expenses

General and administrative expenses increased to $15.3 million for the three months ended March 31, 2017 from $9.2 million for the three months ended March 31, 2016. The increase was primarily due to a $3.1 million increase in personnel costs to support and expand our executive, legal, finance, and human resources infrastructure, a $2.3 million combined increase in legal, consulting, and other professional services costs, and a $0.7 million increase in rent and other facilities costs. Included in G&A is an immaterial share-based compensation modification expense related to Dr. Pellini’s resignation as CEO in February 2017.

Research and Development Expenses

Research and development expenses increased to $23.3 million for the three months ended March 31, 2017 from $13.5 million for the three months ended March 31, 2016. The increase was attributed to a $3.6 million increase in reagent costs for analytical validation activities to support our universal companion diagnostic and other companion diagnostic work, $3.6 million increase in employee and contractor-related expenses, $1.9 million increase in consulting costs, and a $0.7 million increase in laboratory supplies, clinical trial expenses and facilities costs.

Interest Income, Net

Interest income was $175,000 and $178,000 for the three months ended March 31, 2017 and 2016, respectively. Interest expense was $85,000 and $0 for the three months ended March 31, 2017 and 2016, respectively, and was primarily related to the amortization of deferred financing costs and the commitment fee on the available balance under the Roche Credit Facility.

Other Income

Other income during the three months ended March 31, 2017 was $144,000 and related to a gain on disposal of certain long-lived assets and foreign exchange transactions.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of March 31, 2017, we had an accumulated deficit of $391.3 million.

We have funded our operations principally from the sale of common stock, preferred stock and revenue from clinical testing and our biopharmaceutical partners. Since we have received a limited number of coverage decisions for our existing tests from commercial third-party payors and have a limited history of collecting claims, we currently recognize revenue on a cash basis from most commercial third-party payors. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. In addition, although we submit for reimbursement to Medicare when appropriate, to date, we have received limited payments. In March 2017, we began receiving payment for eligible non-small cell lung cancer claims submitted under Palmetto’s LCD. If commercial third-party payors or government payors agree to pay us for any of these tests in the future, we would recognize revenue for any such tests in the period in which our revenue recognition criteria are met. As of March 31, 2017, we had cash, cash equivalents, and marketable securities of approximately $99.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in U.S. government agency securities, U.S. treasuries, and money market mutual funds consisting of U.S. government-backed securities and treasuries.

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

On August 2, 2016, we entered into the Roche Credit Facility with Roche Finance. Pursuant to the Roche Credit Facility, during the three-year period ending August 2, 2019, or the Draw Period, we may borrow up to $100 million, of which $80 million is available to us immediately, subject to certain initial conditions being satisfied, and $20 million will be available upon the achievement of certain milestones. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.3% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 5% per annum. We shall pay Roche Finance, quarterly during the Draw Period, accrued interest on the outstanding principal of the loans. Following the Draw Period, and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on August 2, 2024. As of March 31, 2017, there were no outstanding loans under the Roche Credit Facility as we had not yet drawn down any funds on the available balance.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(41,644)	$(9,973)
Investing activities	25,531	(21,875)
Financing activities	1,571	143
Net decrease in cash and cash equivalents	$(14,542)	$(31,705)

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $41.6 million for the three months ended March 31, 2017 compared to $10.0 million for the three months ended March 31, 2016. The increase in cash used in operating activities was driven primarily by an increase in net loss of $29.1 million, $7.1 million used for working capital requirements principally driven by timing of payments for accounts payable and accrued expenses, partially offset by an increase in stock-based compensation expense of $3.4 million, and a $1.4 million increase in depreciation and amortization expense.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was $25.5 million and consisted of $34.4 million in proceeds received from maturities of marketable securities, partially offset by $5.0 million in purchases of marketable securities and other investments, and $3.9 million in purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2016 was $21.9 million and primarily consisted of purchases of marketable securities and other investments of $31.8 million, partially offset by $17.5 million in proceeds received from maturities of marketable securities and $7.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $1.6 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, which consisted solely of proceeds received from the exercise of stock options.

Operating Capital Requirements

We expect to incur additional operating losses in the near future and our operating expenses will increase as we seek regulatory approval of certain products, scale our technology infrastructure, expand our sales force, increase our marketing efforts to drive market adoption of our molecular information products, invest in clinical trials, innovate our molecular information platform, and develop new product offerings. Our liquidity requirements have consisted of, and will continue to consist of, selling and marketing expenses, research and development expenses, capital expenditures, working capital and general corporate expenses. If demand for our products continues to increase, we anticipate that our capital expenditure requirements will also increase in order to build additional capacity. We expect that our planned expenditures will be funded from our ongoing operations, from our existing cash and cash equivalents, and borrowings under the Roche Credit Facility.

In April 2015, the Roche transaction was consummated, and we received $250.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock to Roche at a price of $50.00 per share. On August 2, 2016, we entered into the Roche Credit Facility. Pursuant to the Roche Credit Facility, during the Draw Period, we expect to borrow up to $100 million, of which $80 million is available to us immediately, subject to certain initial conditions being satisfied, and $20 million will be available upon the achievement of certain milestones. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.3% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 5% per annum. We shall pay Roche Finance, quarterly during the Draw Period, accrued interest on the outstanding principal of the loans. Following the Draw Period, and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on August 2, 2024. Based on our current business plan, we believe our cash and cash equivalents as of March 31, 2017, the availability of borrowings under the Roche Credit Facility, which we expect to access in 2017, and anticipated cash flows from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may consider raising additional capital to pursue strategic investments or for other reasons, subject to certain consent rights of Roche contained in the Investor Rights Agreement and the Roche Credit Facility. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our selling and marketing activities and continue to invest in new product offerings. If sales of our products grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not completely offset increases in accounts receivable, which could result in greater working capital requirements.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes to our critical accounting policies from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There were no material changes during the quarter ended March 31, 2017 with respect to the information appearing in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to litigation arising in the ordinary course of its business. As of March 31, 2017, we were not party to any significant litigation.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated in this Quarterly Report, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

In February 2016, negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that is being referred to as the EU-US Privacy Shield and a draft adequacy decision was presented by the European Commission on February 29, 2016. On April 13, 2016, the Article 29 Working Party, a body made up of a representative from the data protection authority of each EU member State, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its opinion on the draft adequacy decision, the Working Party noted that the framework does not incorporate some of the key principles of the EU data protection regime. Accordingly, the EU-US Privacy Shield was subject to further negotiations and revisions. On May 26, 2016 the European Parliament adopted a resolution and on July 8, 2016 the European Member States representatives approved the final version of the EU-US Privacy Shield, paving the way for the adoption of the decision by the European Commission. On July 12, 2016, the U.S. Department of Commerce announced that the EU-US Privacy Shield program would be open to registrants as of August 1, 2016. On January 12, 2017 the Swiss Government also announced the approval of the Swiss-U.S. Privacy Shield Framework as a valid legal mechanism to comply with Swiss requirements when transferring personal data from Switzerland to the United States (and self-certification will be open starting April 12, 2017). However, there continue to be concerns about whether the EU-US and Swiss-US Privacy Shield will face additional challenges (such as the Safe Harbor framework). On September 15, 2016 a formal complaint was filed asking for an annulment of the Privacy Shield framework by the CJEU. The outcome of this case is already unclear, as there are many variables (including procedural issues). In addition, the European data protection authorities announced that the first joint annual review of the EU-US Privacy Shield (which is expected to be carried out in September 2017) will be a key moment to assess the robustness and efficiency of the Privacy Shield mechanism, and the results of such review may also impact the acceptance of other transfer mechanisms. In April 2017, we completed the self-certification required under the EU-US Privacy Shield and the Swiss-US Privacy Shield.  If, however, the Privacy Shield framework is annulled or otherwise invalidated, we will need to reevaluate our options for ensuring adequate safeguards to enable the transfer of data to the United States in compliance with European data protection laws. We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

In light of the ECJ opinion in the Schrems case, and considering current challenges to the Privacy Shield, we are undertaking efforts to conform transfers of Personal Data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. Despite these efforts, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape.

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

•	failure by us or Roche to obtain regulatory approvals for the manufacture, sale, and use of our products in various countries;
•	transition and management of our former distribution relationships in various countries;
•	additional, potentially relevant third-party intellectual property rights;

•	complexities and difficulties in obtaining protection for and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with obtaining reimbursement from and managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	logistics and regulations associated with preparing, shipping, importing and exporting tissue samples, including infrastructure conditions, transportation delays, and customs;
•	limits in our ability to penetrate international markets if we are not able to perform our molecular tests locally;
•	financial risks, such as the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions; and
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

After approval, products subject to FDA regulation are required to comply with post-market requirements. Among the requirements, we and our suppliers must comply with the FDA’s quality system regulation, or QSR, which sets forth requirements for manufacturers of devices, including the methods and documentation for the design, control testing, quality assurance, labeling, packaging, storage, and shipping of our devices. Our limited experience complying with these requirements may lead to operational challenges as we increase the scale of our QSR regulated operations and develop and refine our policies and procedures for evaluating and mitigating issues we encounter with our processes. Further, if there are any modifications made to our PMA-approved marketed products, a PMA supplement may be required to be submitted to, and approved by, the FDA before the modified device may be marketed. Additionally, the FDA requires that manufacturers of medical devices report adverse events, including when they learn that their devices may have caused or contributed to a death or serious injury, and when they become aware that their device has malfunctioned and would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Other post-market requirements include facility registration, product listing, recalls, corrections and removals, and restrictions on advertising and promotion. These requirements could subject our business to further regulatory risks and costs. The FDA enforces the requirements of the Federal Food, Drug, and Cosmetics Act through announced and unannounced inspections. Failure to comply with the FDA’s view of our satisfaction of applicable regulatory requirements could require us to expend time and resources to respond to the FDA’s observations and to implement corrective and preventive actions, as appropriate. If we cannot resolve such issues to the satisfaction of the FDA, we may be subject to enforcement actions, including untitled or warning letters, fines, injunctions, or civil or criminal penalties. In addition, we could be subject to a recall or seizure of current or future products, operating restrictions, a partial suspension, or a total shutdown of production. Any such enforcement action would have a material adverse effect on our business, financial condition, and operations.

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

In 2014, the AMA approved and implemented new CPT codes for genomic sequencing-based panel tests in cancer, effective January 1, 2015. In 2015, CMS used a “gap filling” process to price some of these new codes, which involved referring the new codes to the MACs to allow them to determine and submit to CMS an appropriate price. CMS then established and published for 2016 an NLA for some of these codes, including the code associated with testing for 5-50 genes as calculated by determining the median price as provided by the MACs for the applicable code. If CMS reduces reimbursement for the new CPT codes for individual genes or fails to price new multi-gene panel codes which cover our products, or if commercial payors who often base pricing on Medicare fee schedules reduce non-contracted payment rates below the new NLA amount for CPT codes corresponding to individual genes, mandate use of the new sequencing-based panel CPT codes, or decide to stop payment on specific CPT codes altogether, our revenue could be adversely affected.

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

PAMA requires certain clinical laboratories meeting a threshold of Medicare revenues to report private payor payment rates and corresponding test volumes. We did not meet this threshold during the January 1, 2016 to June 30, 2016 data collection period and therefore are not required to report this data in 2017. In June 2016, CMS issued the Medicare Clinical Diagnostic Laboratory Tests Payment System Final Rule, or the Final Rule, to implement the laboratory test payment provisions of PAMA. Because the issuance of the Final Rule was delayed, CMS delayed the market-based payment rates until January 1, 2018. The agency has issued sub-regulatory guidance on data collection and reporting and on additional topics, including a list of specific billing codes for which laboratories must report data. CMS is expected to publish additional sub-regulatory guidance describing how PAMA will be implemented, including an application process for ADLTs. At this time, the full impact of the implementation of PAMA on new and existing tests is uncertain. Our average commercial payor reimbursement starting in 2018 could be adversely affected depending upon if and how commercial payors adopt this new Medicare pricing methodology and the payment rates.

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

Finally, the recent presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the healthcare industry. While it is not possible to predict whether and when any such changes will occur, a variety of initiatives to repeal or significantly reform key provisions of the ACA have been introduced in Congress or otherwise proposed. Other potentially significant changes in policy include the possibility of modifications and elimination of programs and reductions in staffing at the FDA and CMS, and initiatives to contain or reduce governmental spending in the healthcare area, including Medicare and Medicaid reimbursement. We cannot predict what future healthcare initiatives will be introduced or implemented at the federal or state level, or how any future legislation or regulation may affect us. Any taxes imposed by federal legislation and the expansion of the government’s role in the U.S. healthcare industry generally, as well as changes to the reimbursement amounts paid by payors for our existing and future products, may reduce our profits and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Relating to Our Financial Condition and Capital Requirements

We have a history of net losses. We expect to incur net losses in the future and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including a net loss of $113.2 million in 2016. From our inception in 2009 through March 31, 2017, we had an accumulated deficit of $391.3 million. We expect our losses to continue as a result of not being broadly contracted with commercial payors, ongoing research and development expenses and increased selling and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: May 9, 2017	By:	/s/ Troy Cox
Troy Cox
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)

Exhibit No.	Exhibit Index

10.1†	Employment Agreement, by and between the Company and Troy Cox, dated January 5, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 6, 2017).
10.2†	Letter Agreement, by and between the Company and Michael Pellini, M.D., dated January 5, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 6, 2017).
10.3†	Retention Agreement, by and between the Company and Steven Kafka, Ph.D., dated January 5, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 6, 2017).
10.4	Waiver and Consent, by and between the Company and Roche Holdings, Inc., dated January 5, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 6, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2017 and 2016, (c) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (d) the Notes to such Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

†        Indicates a management contract or any compensatory plan, contract or arrangement.