Form 10-Q
period 2017-09-30
Foundation Medicine, Inc.
filed 2017-11-01
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the registrant had 36,252,578 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our plans or ability to obtain reimbursement coverage and thereafter payment for FoundationOne, FoundationOneHeme, FoundationACT, FoundationFocus CDxBRCA, and FoundationOne CDx, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement coverage and thereafter payment from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

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

•	our plans and ability to develop, receive approval for, and commercialize new services, including FoundationOne CDx, and improvements to our existing services;
•	our ability to increase the commercial success of our molecular information services;
•	the outcome or success of our clinical trials;
•	the ability of our molecular information platform to enhance our biopharmaceutical partners’ ability to develop targeted oncology therapies;
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

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us”, “our” and “Foundation” refer to Foundation Medicine, Inc. and our subsidiaries. We own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks. Foundation Medicine®, FoundationOne®, FoundationACT®, Interactive Cancer Explorer®, FoundationICE®, GeneKit®, Once. And for All®, and The Molecular Information Company® are all registered trademarks of Foundation Medicine in the United States, and several of these marks are at various stages of the registration process in other countries. FoundationOne CDx™, FoundationFocus™, FoundationCORE™, PatientMatch™, Precision Medicine Exchange Consortium™, SmartTrials™, and FoundationACCESS™ are also trademarks of Foundation Medicine. Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders. For convenience, we do not use the ® and ™ symbols in each instance in which one of our trademarks appears throughout this Quarterly Report, but this should not be construed as any indication that we will not assert, to the fullest extent under applicable law, our rights thereto.

FOUNDATION MEDICINE, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2017

FOUNDATION MEDICINE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$76,814	$63,617
Marketable securities	-	79,402
Accounts receivable	13,293	8,206
Receivable due from Roche	2,203	2,007
Inventory	10,400	10,438
Prepaid expenses and other current assets	4,612	5,251
Total current assets	107,322	168,921
Property and equipment, net	39,136	41,486
Restricted cash	2,305	1,395
Other assets	1,796	2,233
Total assets	$150,559	$214,035
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,178	$11,898
Accrued expenses and other current liabilities	28,246	20,578
Deferred revenue	1,702	2,104
Roche related-party deferred revenue	296	3,747
Current portion of deferred rent	1,439	2,324
Total current liabilities	47,861	40,651
Deferred rent, net of current portion and other non-current liabilities	9,261	8,538
Indebtedness to Roche - non-current	30,000	-
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized; 36,158,558 and 35,281,001 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	531,593	509,664
Accumulated other comprehensive income (loss)	78	(14)
Accumulated deficit	(468,238)	(344,808)
Total stockholders’ equity	63,437	164,846
Total liabilities and stockholders’ equity	$150,559	$214,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Molecular information services	$22,750	$13,754	$63,121	$45,130
Related-party molecular information services from Roche	5,618	4,965	16,642	16,201
Pharma research and development services	3,269	2,571	5,571	9,330
Related-party pharma research and development services from Roche	11,021	8,136	18,656	17,380
Total revenue	42,658	29,426	103,990	88,041
Costs and expenses:
Cost of molecular information services	17,890	14,729	54,544	36,241
Cost of related-party molecular information services from Roche	1,238	1,217	4,183	3,050
Selling and marketing	16,556	14,654	50,107	42,928
General and administrative	17,001	13,012	49,926	34,739
Research and development	22,399	17,238	68,657	49,194
Total costs and expenses	75,084	60,850	227,417	166,152
Loss from operations	(32,426)	(31,424)	(123,427)	(78,111)
Interest (expense) income, net	(278)	142	(132)	528
Other income	60	—	204	-
Net loss	$(32,644)	$(31,282)	$(123,355)	$(77,583)
Other comprehensive income (loss):
Unrealized gain/(loss) on available-for-sale securities	15	(25)	9	212
Foreign currency translation adjustment	(2)	—	83	—
Total other comprehensive income (loss)	13	(25)	92	212
Comprehensive loss	$(32,631)	$(31,307)	$(123,263)	$(77,371)
Net loss per common share, basic and diluted	$(0.90)	$(0.90)	$(3.45)	$(2.24)
Weighted-average common shares outstanding, basic and diluted	36,086,169	34,949,785	35,726,711	34,701,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(123,355)	$(77,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,507	11,528
Stock-based compensation expense	18,060	13,526
Amortization of premiums and discounts on marketable securities	17	215
Loss on extinguishment of debt	284	—
Gain on disposal of long-lived assets	(327)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,087)	461
Receivable from Roche	(196)	(6,414)
Inventory	186	(3,967)
Prepaid expenses and other current assets	670	3,544
Other assets	173	(167)
Accounts payable	5,732	5,550
Accrued expenses and other current liabilities	5,222	7,205
Deferred rent and other non-current liabilities	(163)	(1,329)
Deferred revenue	(403)	1,439
Roche related-party deferred revenue	(3,451)	(3,447)
Net cash used in operating activities	(89,131)	(49,439)
Investing activities
Purchases of property and equipment	(9,971)	(14,007)
Purchases of marketable securities and other investments	(4,996)	(77,445)
Proceeds from maturities of marketable securities	84,390	100,453
Restricted cash	(909)	—
Net cash provided by investing activities	68,514	9,001
Financing activities
Proceeds from indebtedness to Roche	30,000	—
Proceeds from stock option exercises	3,805	522
Net cash provided by financing activities	33,805	522
Net increase (decrease) in cash and cash equivalents	13,188	(39,916)
Effect of exchange rate changes on cash and cash equivalents	9	—
Cash and cash equivalents at beginning of period	63,617	117,763
Cash and cash equivalents at end of period	$76,814	$77,847
Supplemental disclosure of non-cash investing and financing activities
Cash paid for interest	225	331
Acquisition of property and equipment included in accounts payable and accrued expenses	$2,843	$5,052

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

The Company’s molecular information services for genomic profiling, FoundationOne for solid tumors, FoundationOneHeme for blood-based cancers, or hematologic malignancies, including leukemia, lymphoma, myeloma, pediatric cancers, and advanced sarcomas, FoundationACT, a blood-based (liquid biopsy) assay to measure circulating tumor DNA (“ctDNA”), and FoundationFocus CDxBRCA, an FDA approved, companion diagnostic assay to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered, are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer. To accelerate its commercial growth and enhance its competitive advantage, the Company is developing and commercializing new molecular information services for physicians and biopharmaceutical companies, strengthening its commercial organization, introducing new marketing, education and provider engagement efforts, growing its molecular information knowledgebase, called FoundationCORE, aggressively pursuing reimbursement from regional and national third-party payors, publishing scientific and medical advances, and fostering relationships throughout the oncology community.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605 (“ASC 605”) and most industry-specific guidance. ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB decided to delay the effective date of ASU 2014-09 through the issuance of an additional ASU, which revised the effective date for ASU 2014-09 to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors, and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB issued additional ASUs throughout 2016 to provide clarification, implementation guidance, and practical expedients to address some of the challenges of implementation. The new ASUs have the same effective date and transition requirements as ASU 2014-09. We refer to these ASUs which comprise Accounting Standards Codification 606 (“ASC 606”) and Accounting Standards Codification 340-40 (“ASC 340-40”) collectively as the “new standard”.

The Company intends to adopt the new standard on January 1, 2018 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard will be recognized to opening retained earnings at the date of initial application. The Company has a project team in place, including a third-party service provider, to analyze the impact of the new standard across all revenue streams. The Company has completed a diagnostic review of current accounting policies and a sample of existing baseline contracts to identify potential differences that would result from applying the requirements under the new standard. In the third quarter of 2017, the Company substantially completed preparation of its new accounting policies, including evaluation of any variations in key terms from the baseline contract reviews. The Company identified two revenue streams for its contracts with customers: (1) molecular information services, and (2) pharma research and development services.

For the molecular information services revenue stream, for certain revenue arrangements the Company has identified a difference in accounting applying the new standard as compared to applying the current accounting standards. Currently, for certain clinical customers, the Company will defer revenue recognition until cash receipt when the price pursuant to the underlying customer arrangement is not fixed and determinable and collectability is not reasonably assured. Under the new standard, this is considered variable consideration. For these arrangements, the Company will record an estimate of the transaction price, subject to the constraint in the new standard for variable consideration, as revenue at the time of delivery. This estimate will be monitored in subsequent periods and adjusted as necessary based on actual collection experience. This will result in earlier revenue recognition as compared to current revenue recognition. The Company currently anticipates this will result in a material impact to the transition adjustment to retained earnings and is in the process of evaluating the impact to the amount of revenue recorded on a quarterly basis subsequent to adoption on January 1, 2018. The Company is in the process of implementing any necessary changes to business processes, systems, and controls to support the recording and subsequent monitoring of these estimates.

For the pharma research and development services revenue stream, the Company has identified a difference in accounting for certain contracts from the application of the new standard as compared to current revenue accounting standards. Currently, for arrangements with regulatory and other developmental milestone payments, the Company will constrain revenue recognition based on the right to invoice the customer. Under the new standard, for these arrangements, the Company will constrain revenue such that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Based on the facts and circumstances associated with each milestone, this could result in a change to the timing and pattern of revenue recognition as compared to current accounting policy. The Company is evaluating the anticipated impact to the transition adjustment to retained earnings, which will be dependent on the work performed towards, and potential achievement of, milestones not yet achieved as of December 31, 2017.

For both revenue streams, the Company expects disclosure contained in the notes to the consolidated financial statements relating to revenue recognition will expand under the new standard. The Company is evaluating the new disclosure requirements, including any necessary changes to business processes, systems, and controls to support the additional required disclosures.

The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure of the new standard following the January 1, 2018 effective date. The Company will continue to monitor new and existing customer contracts throughout the remainder of 2017 for potential impact on its evaluation. Additionally, the FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change.

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

Under the terms of the transaction, Roche (a) made a primary investment of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares of the Company’s common stock at a purchase price of $50.00 per share and (b) completed a tender offer to acquire 15,604,288 outstanding shares of the Company’s common stock at a price of $50.00 per share. Immediately following the closing of the transaction, Roche owned approximately 61.3% of the outstanding shares. As of September 30, 2017, Roche’s ownership was approximately 58.1% of the outstanding shares. Upon the closing of the transaction, the size of the Board of Directors of the Company (“Board”) was increased to nine, including three designees of Roche. In October 2016, Michael Dougherty was appointed as a member of the Board to fill the existing vacancy. In February 2017, the Board was increased to ten members when Troy Cox succeeded Michael Pellini, M.D. as the Company’s Chief Executive Officer and became a member of the Board. Effective as of Mr. Cox’s election, Dr. Pellini became Chairman of the Board.

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

On September 8, 2017, the Company and Roche entered into a Fifth Amendment to the R&D Collaboration Agreement, which reduced certain exclusivity provisions relating to blood-based tumor mutational burden assays.

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

The Company was responsible for all R&D costs under the ctDNA platform development program. Roche was required to make certain milestone payments upon the achievement of specified events. Milestone payments up to $12,000,000 in the aggregate were triggered upon successful analytical validation of a ctDNA assay and delivery of a ctDNA clinical trial assay for use in Roche clinical trials. All milestones were considered substantive and were recognized using a proportional performance model when earned by the Company.

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

On October 17, 2017, the Company and Roche entered into the Second Amendment to the Ex-U.S. Commercialization Agreement, which added FoundationACT to the collaboration and modified certain pricing terms and delivery obligations.

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

The IVD Collaboration Agreement provides terms for the Company and Roche to collaborate non-exclusively to develop and commercialize in vitro diagnostic versions of certain existing Company tests, including FoundationOne and FoundationOneHeme, and future Company tests, including those developed under the R&D Collaboration Agreement.

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

Under the Amended Agreement, the Company recognized revenue of $3,414,000 and $4,714,000 for the three and nine months ended September 30, 2017, respectively, and $2,089,000 and $8,953,000 for the three and nine months ended September 30, 2016, respectively. Revenue for the three and nine months ended September 30, 2017 primarily related to sample profiling and royalties earned on the Partner’s commercial product sales. Revenue for the three and nine months ended September 30, 2016 primarily related to sample profiling and milestone payments received upon the achievement of specified regulatory and clinical events tied to the R&D development activities of the CDx.

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

5.	Marketable Securities

The following table summarizes the available-for-sale securities held at September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Description:
U.S. government agency securities and treasuries	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2016
Description:
U.S. government agency securities and treasuries	$79,411	$—	$(9)	$79,402
Total	$79,411	$—	$(9)	$79,402

The estimated market value of marketable securities by maturity date is as follows (in thousands):

	September 30, 2017	December 31, 2016
Due in one year or less	$—	$79,402
Due after one year through two years	—	—
Total	$—	$79,402

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2017 and 2016, respectively, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

6.	Restricted Cash

Restricted cash consists of deposits securing collateral letters of credit issued in connection with the Company’s operating leases. As of September 30, 2017 and December 31, 2016, the Company had restricted cash of $2,305,000 and $1,395,000, respectively.

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

Four customer account balances consisting of $3,197,000, $2,203,000, $1,994,000, and $1,589,000 were greater than 10% of the total accounts receivable balance, including receivables due from Roche, representing 21%, 14%, 13%, and 10%, respectively, of total accounts receivable at September 30, 2017. Three customer account balances consisting of $2,079,000, $2,007,000 and $1,319,000 were greater than 10% of the total accounts receivable balance, including receivables due from Roche, representing 20%, 20% and 13%, respectively, of total accounts receivable at December 31, 2016.

8.	Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$6,709	$8,293
Work-in-process	3,691	2,145
	$10,400	$10,438

9.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	September 30, 2017	December 31, 2016
Lab equipment	$34,738	$34,727
Computer equipment	11,688	11,534
Software	9,640	5,429
Furniture and office equipment	3,854	3,638
Leasehold improvements	25,992	24,730
Construction in progress	5,206	4,512
	91,118	84,570
Less: accumulated depreciation and amortization	(51,982)	(43,084)
	$39,136	$41,486

Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $4,666,000 and $13,507,000, respectively, and for the three and nine months ended September 30, 2016 was $4,292,000 and $11,528,000, respectively. The Company classifies capitalized internal use software in lab equipment, computer equipment and software based on its intended use.

10.	Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and employee-related costs	$15,271	$13,044
Professional services	3,208	2,221
Property and equipment purchases	2,378	115
Other	7,389	5,198
	$28,246	$20,578

11.	Debt

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

The Roche Credit Facility contains certain affirmative covenants, including, among others, obligations for the Company to provide monthly and annual financial statements, to meet specified minimum cash requirements, to provide tax gross-up and indemnification protection, and to comply with laws. The Roche Credit Facility also contains certain negative covenants, including, among others, restrictions on the Company’s ability to dispose of certain assets, to acquire another company or business, to encumber or permit liens on certain assets, to incur additional indebtedness (subject to customary exceptions), and to pay dividends on the Company’s common stock. The Company was in compliance with its covenants under the Roche Credit Facility as of September 30, 2017.

The Roche Credit Facility contains customary events of default, including, among others, defaults due to non-payment, bankruptcy, failure to comply with covenants, breaches of representations and warranties, a change of control, a material adverse effect and judgment defaults. Upon the occurrence and continuation of an event of default following applicable notice and cure periods, amounts due under the Roche Credit Facility may be accelerated. The Company had no events of default under the Roche Credit Facility as of September 30, 2017.

As of September 30, 2017, the Company had $30 million in cash borrowings outstanding under the Roche Credit Facility. Interest expense was $0.4 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million for both the three and nine months ended September 30, 2016. Interest expense for the three and nine months ended September 30, 2017 included a $0.3 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs in conjunction with the amendment to the Roche Credit Facility.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Outstanding stock options	849,953	1,303,007	849,953	1,303,007
Unvested restricted stock	1,386,942	1,473,483	1,386,942	1,473,483
Total	2,236,895	2,776,490	2,236,895	2,776,490

13.	Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term nature of the instruments. The fair value of our outstanding debt balance approximates the carrying value as of the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2017 and December 31, 2016 was $30.0 million and $0, respectively.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at September 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$25,119		$—	$—	$25,119
Marketable securities:
U.S. government agency securities and treasuries	—		—	—	—
Total assets	$25,119	$		$—	$25,119

	Fair Value Measurement at December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$56,147	$—	$—	$56,147
Marketable securities:
U.S. government agency securities and treasuries	71,999	7,403	—	$79,402
Total	$128,146	$7,403	$—	$135,549

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. Items measured at fair value on a recurring basis during the three and nine months ended September 30, 2017 include marketable securities. The Company did not elect to remeasure any other existing financial assets or liabilities, and did not elect the fair value option for any other financial assets and liabilities transacted during the three and nine months ended September 30, 2017 and 2016.

The fair values of the Company’s marketable securities are determined through market and observable sources and have been classified as Level 1 and Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third-party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, and other industry and economic events. The Company validates the prices provided by third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, the Company did not adjust or override any fair value measurements provided by third-party pricing services as of September 30, 2017.

14.	Stockholders’ Equity

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2017	December 31, 2016
Unvested restricted stock	1,386,942	1,297,054
Common stock options	849,953	1,267,329
Shares available for issuance under the 2013 Stock Option and Incentive Plan	3,250,408	2,398,031
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503
	6,275,806	5,750,917

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

Number of Shares
Unvested at December 31, 2016	1,297,054
Granted	775,819
Vested	(520,098)
Cancelled	(165,833)
Unvested at September 30, 2017	1,386,942

Total stock-based compensation expense recognized for restricted stock awards was $4,435,000 and $16,145,000 for the three and nine months ended September 30, 2017 respectively, and $4,990,000 and $10,863,000 for the three and nine months ended September 30, 2016, respectively.

Stock Options

A summary of stock option activity under the 2010 Stock Plan and the 2013 Stock Plan for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2016	1,267,329	$16.22	6.6	$8,355
Granted	—	—
Exercised	(366,044)	11.28
Cancelled	(51,332)	24.39
Outstanding as of September 30, 2017	849,953	$17.86	5.9	$19,500
Exercisable as of September 30, 2017	746,590	$16.43	5.8	$18,061

The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 Stock Plan and the 2013 Stock Plan of $500,000 and $1,915,000 for the three and nine months ended September 30, 2017, respectively, and $866,000 and $2,663,000 for the three and nine months ended September 30, 2016, respectively.

The Company recorded stock-based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$294	$668	$1,952	$1,488
Selling and marketing	824	1,112	3,341	2,768
General and administrative	2,872	2,800	8,809	6,393
Research and development	945	1,276	3,958	2,877
Total	$4,935	$5,856	$18,060	$13,526

As of September 30, 2017, unrecognized compensation cost of approximately $29,100,000 related to non-vested stock options and restricted stock awards is expected to be recognized over weighted-average periods of 2.2 years.

There were no stock options granted during the three and nine months ended September 30, 2017 and three months ended September 30, 2016. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model for the nine months ended September 30, 2016 were as follows:

Nine Months Ended
September 30, 2016
Expected volatility	59.2%
Risk-free interest rate	1.9%
Expected option term (in years)	6.25
Expected dividend yield	0.0%

15.	Commitments and Contingencies

Legal Matters

From time to time, the Company is party to litigation arising in the ordinary course of its business. On July 28, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, against the Company and certain of its current and former executives, captioned Mahoney v. Foundation Medicine, Inc., et al., No. 1:17-cv-11394. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on allegedly false and misleading statements when providing 2015 financial guidance. The lawsuit seeks among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between February 26, 2014 and November 3, 2015, interest, attorneys’ fees and costs, and unspecified equitable/injunctive relief.

16.	Related Party Transactions

Roche Holdings, Inc. and its affiliates

Related-party molecular information services revenue from Roche for the three months ended September 30, 2017 and 2016 was $5,618,000 and $4,965,000, respectively, and $16,642,000 and $16,201,000 for the nine months ended September 30, 2017 and 2016, respectively, which was earned under the Molecular Information Platform Program and ex-U.S. Commercialization Agreement.

Related-party pharma research and development services revenue from Roche for the three months ended September 30, 2017 and 2016 was $11,021,000 and $8,136,000, respectively, and $18,656,000 and $17,380,000 for the nine months ended September 30, 2017 and 2016, respectively, from the reimbursement of R&D costs under the CDx Development, Immunotherapy Testing Platform Development and other programs.

Costs of related-party molecular information services from Roche were $1,238,000 and $1,217,000 for the three months ended September 30, 2017 and 2016, respectively, and $4,183,000 and $3,050,000 for the nine months ended September 30, 2017 and 2016, respectively, which consisted of costs incurred under the Molecular Information Platform Program and costs related to the delivery of services outside of the United States under the Ex-U.S. Commercialization Agreement.

At September 30, 2017, $2,203,000 and $296,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement. At December 31, 2016, $2,007,000 and $3,747,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement. As of September 30, 2017, the Company had $30 million in cash borrowings outstanding under the Roche Credit Facility. There were no other material Roche-related balances included in the condensed consolidated financial statements as of September 30, 2017 or December 31, 2016, or for the three and nine months ended September 30, 2017 and 2016.

Other related party transactions

The Company recognized revenue of $247,000 and $396,000 for the three and nine months ended September 30, 2017, respectively, and $334,000 and $1,486,000 during the three and nine months ended September 30, 2016, respectively, from an arrangement with an entity affiliated with a former member of the Company’s Board executed during the year ended December 31, 2013. At September 30, 2017 and December 31, 2016, there was $215,000 and $0, respectively, included in accounts receivable related to this arrangement.

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

Overview

We are a molecular information company focused on fundamentally changing the way in which patients with cancer are evaluated and treated. We believe an information-based approach to making clinical treatment decisions based on comprehensive genomic profiling will become a standard of care for patients with cancer. We derive revenue from offering services that are enabled by our molecular information platform to physicians and biopharmaceutical companies. Our platform includes proprietary methods and algorithms for analyzing specimens across all types of cancer, and for incorporating that information into clinical care in a concise and user-friendly fashion. Our services provide genomic information about each patient’s individual cancer, enabling physicians to optimize treatments in clinical practice and biopharmaceutical companies to develop targeted oncology therapies more effectively. We believe we have a significant first mover advantage in providing a portfolio of comprehensive genomic profiling and molecular information services on a commercial scale.

Our suite of molecular information services including FoundationOne for solid tumors, FoundationOneHeme for blood-based cancers, or hematologic malignancies, FoundationACT, a blood-based assay to measure circulating tumor DNA, or ctDNA, and FoundationFocus CDxBRCA, an FDA approved companion diagnostic assay to aid in identifying women with ovarian cancer for whom treatment with Rubraca™ (rucaparib) is being considered, are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer and in research. To accelerate commercial growth and enhance our competitive advantage, we are continuing to develop and commercialize new molecular information services for physicians and biopharmaceutical companies, strengthen our commercial organization, introduce new marketing, education and provider engagement efforts, grow our molecular information knowledgebase, FoundationCORE, aggressively pursue reimbursement from government payors and regional and national commercial payors, publish scientific and medical advances, and foster relationships throughout the oncology community. We believe our molecular information services address a global market opportunity of $12-15 billion.

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform and portfolio of services. We have incurred significant losses since our inception, and as of September 30, 2017 our accumulated deficit was $468.2 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, invest in our molecular information platform and additional services, including FoundationOne CDx, and invest in our infrastructure.

FoundationOne, FoundationOneHeme, and FoundationACT have been commercialized as laboratory developed tests, or LDTs, which are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and are not currently regulated as medical devices under the Federal Food, Drug and Cosmetic Act. In addition to FoundationFocus CDxBRCA, which is FDA approved, we are seeking FDA approval for FoundationOne CDx for use as a companion diagnostic across multiple solid tumor types. We believe our work developing companion diagnostic assays with our biopharmaceutical partners accelerates our progress in this area, and is a key component of our strategy to develop FoundationOne CDx. If approved, FoundationOne CDx could be the first FDA approved comprehensive genomic profiling assay that incorporates multiple companion diagnostics in a single platform, which we believe would be an additional key differentiator for us.

Recent Developments

We are working with the FDA and the U.S. Centers for Medicare & Medicaid Services, or CMS, in a process called Parallel Review. The Parallel Review program is intended to facilitate the development and FDA review of innovative new services that have the potential to improve outcomes. Our goal is to obtain approval of a Premarket Approval Application, or PMA, from the FDA and, in parallel, a favorable National Coverage Determination, or NCD, from CMS for Medicare reimbursement for FoundationOne CDx. The FDA and CMS accepted our application for Parallel Review of this assay in the second quarter of 2016. We cannot predict whether the PMA for this assay will be approved by the FDA, or whether the NCD will be granted by CMS. In addition, during the second quarter of 2016, the FDA accepted our request to review FoundationOne CDx under the Expedited Access Pathway, or EAP program, a voluntary program for sponsors of breakthrough devices. As a participant in the EAP program, the FDA has indicated that they will endeavor to work with us to reduce the time and cost of the approval decision for our assay including the implementation of priority review, interactive review, senior management involvement, and assignment of a case manager. We have been submitting to the FDA data in support of our PMA in separate modules as part of a rolling data submission process, and we have been in engaged in regular communications with CMS in support of the NCD. In June 2017, we submitted our final PMA module to the FDA, and in July 2017 we submitted a dossier of data and information to CMS. We anticipate a decision from the FDA on our PMA, and a decision from CMS on a draft NCD, during the fourth quarter of 2017.

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

For the majority of physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with most commercial third-party payors and, therefore, do not have specific coverage decisions from those third-party payors for our services with established payment rates. Currently, most of the commercial third-party payors that reimburse our claims do so based upon Current Procedural Terminology, or CPT, codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that are not made known to us. In addition, a small portion of commercial third-party payors outsource our claims to preferred provider organizations or third-party administrators, who process our claims and pay us directly at negotiated rates. Coverage and payment is determined by each third-party payor on a case-by-case basis. An LCD that reflects coverage for our validated comprehensive genomic profiling services does not exist within the jurisdiction where our Cambridge, Massachusetts laboratory facility is located. As of September 30, 2017, we were not a participating provider in any state Medicaid program, and therefore, did not have coverage determinations under which our tests were covered by these Medicaid programs. We are a participating provider in the Medicare program on a limited basis. In addition, an LCD exists for certain patients with NSCLC who meet the LCD eligibility requirements and receive FoundationOne testing, at least in part, at our Research Triangle Park, North Carolina laboratory facility. We also receive payments from patients if the patient is responsible for payment. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claim denials, take a substantial amount of time, and bills may not be paid for many months or at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all.

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

During 2016 we established a second laboratory facility in Research Triangle Park, North Carolina. Although we are in the process of seeking an NCD for FoundationOne CDx as part the Parallel Review process, there are currently no NCDs that establish whether and how our tests are covered by Medicare. In the absence of NCDs, local MACs that administer the Medicare program in various regions have some discretion in determining coverage, the reimbursement rate, and payment for tests. Palmetto, the MAC covering our laboratory in North Carolina, issued a final LCD, the Palmetto LCD, to cover well-validated comprehensive genomic profiles for initially diagnosed Stage IIIB and Stage IV NSCLC patients who meet the eligibility criteria.

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

Following discussions with NHIC, Corp., the predecessor to National Government Services, we agreed to not submit claims for FoundationOne tests provided to Medicare patients while this MAC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate this MAC’s request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOneHeme tests for Medicare patients with dates of service on or after November 1, 2013. We have submitted these claims for FoundationOne and FoundationOneHeme tests to National Government Services using a miscellaneous CPT code, and have not recognized any revenue from Medicare for those claims to date.

There are a subset of Medicare patients that fall under the Medicare 14-Day Rule, requiring us to bill the ordering institution directly instead of billing Medicare. We have recognized some revenue for these patients upon receipt of payment from the institution. As of September 30, 2017, National Government Services has either denied the FoundationOne or FoundationOneHeme claims that we have submitted, or not processed and reimbursed us for the claims in a manner that we believe is consistent with applicable processing guidelines. In August 2016, we began submitting claims for FoundationACT tests associated with our Cambridge, Massachusetts laboratory to National Government Services using stacked CPT codes, and as of September 30, 2017, we have recognized revenue from some of those claims.

FoundationOne, FoundationOneHeme, FoundationACT, and FoundationFocus CDxBRCA tests for patients covered by Original Medicare, including those patients that fell under the 14-Day Rule, represented approximately 29% and 31% of total tests reported to physicians in the United States during the three months ended September 30, 2017 and 2016, respectively, and 30% of total tests reported to physicians in the United States during the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, we had cash and cash equivalents of approximately $76.8 million. If we are not able to obtain coverage decisions from additional commercial third-party payors and government payors over the longer term, and our available cash and marketable securities balances, cash flows from operations, and available borrowings are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all, and may be subject to the prior consent of Roche pursuant to our Investor Rights Agreement with Roche dated January 11, 2015, or the Investor Rights Agreement, and the Credit Facility Agreement with Roche Finance Ltd dated August 2, 2016, as amended by the Amendment Letter Agreement with Roche Finance Ltd, or Roche Finance, dated July 31, 2017, or Roche Credit Facility.

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

Cost of Molecular Information Services Revenue

Cost of molecular information services revenue generally consists of specific reagents, specific consumable lab supplies, and shared costs that are allocated to our molecular information services – our FoundationOne, FoundationOneHeme, FoundationACT and FoundationFocus CDxBRCA tests – either on a direct or indirect basis, resulting in an overall cost for each specific test. The shared costs that are allocated to each test include personnel expenses (comprised of salaries, bonuses, employee benefits and stock-based compensation expenses), depreciation of laboratory equipment and amortization of leasehold improvements, shipping costs, third-party laboratory costs, and certain overhead expenses.

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

Cost of Related-Party Molecular Information Services Revenue from Roche

Cost of Related-party molecular information services revenue from Roche is generally derived by taking the cost per test described above and applying it to each of the FoundationOne, FoundationOneHeme and FoundationACT tests processed for Roche. Costs of Related-party molecular information services revenue from Roche are associated with performing molecular information services for Roche under both the (i) molecular information platform program within our R&D Collaboration Agreement with Roche, and (ii) our Ex-U.S. Commercialization Agreement with Roche. Revenues from tests performed by us under the molecular information platform and the Ex-U.S. Commercialization Agreement are recognized in the Related-party molecular information services from Roche caption within our Consolidated Statements of Operations and Comprehensive Loss.

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

During the three months ended September 30, 2017 and 2016, our selling and marketing expenses represented approximately 39% and 50%, respectively, of our total revenue and during the nine months ended September 30, 2017 and 2016, selling and marketing expenses represented approximately 48% and 49%, respectively, of our total revenue. We expect our selling and marketing expenses to continue to increase in absolute dollars as we expand our sales force, grow our client service infrastructure, and increase our marketing and medical affairs activities to drive further awareness and adoption of our current molecular information services, and any future services we may develop.

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

Interest (Expense) Income, Net

Interest (expense) income, net includes interest expense and interest income. Interest expense consists primarily of the amortization of deferred financing costs, the quarterly commitment fee on the available balance under the Roche Credit Facility, and interest expense on outstanding borrowings under the Roche Credit Facility. Interest income is earned on our cash, cash equivalents, and marketable securities.

Other Income

Other income includes the gain on disposal of certain long-lived assets and foreign exchange transactions.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue:
Molecular information services	$22,750	$13,754	$8,996	65%
Related-party molecular information services from Roche	5,618	4,965	653	13%
Pharma research and development services	3,269	2,571	698	27%
Related-party pharma research and development services from Roche	11,021	8,136	2,885	35%
Total revenue	42,658	29,426	13,232	45%
Costs and expenses
Cost of molecular information services	17,890	14,729	3,161	21%
Cost of related-party molecular information services from Roche	1,238	1,217	21	2%
Selling and marketing	16,556	14,654	1,902	13%
General and administrative	17,001	13,012	3,989	31%
Research and development	22,399	17,238	5,161	30%
Total costs and expenses	75,084	60,850	14,234	23%
Loss from operations	(32,426)	(31,424)	(1,002)	(3)%
Interest income (expense), net	(278)	142	(420)	(296)%
Other income	60	—	60	100%
Net loss	$(32,644)	$(31,282)	$(1,362)	(4)%

Revenue

Molecular Information Services

Molecular information services revenue, including Roche related-party revenue, increased to $28.4 million for the three months ended September 30, 2017 from $18.7 million during the three months ended September 30, 2016. Revenue from tests reported to our ordering physicians increased to $13.1 million for the three months ended September 30, 2017 from $8.7 million for the three months ended September 30, 2016. The increase in revenue was partly driven by Medicare payments for FoundationOne for eligible patients with non-small cell lung cancer under the Palmetto LCD, higher test volumes, and an increase in revenue recorded under our Roche Ex-U.S. Commercialization Agreement. Molecular information services revenue from our biopharma customers increased to $15.3 million from $10.0 million for the three months ended September 30, 2017 and 2016, respectively, and was driven by increased testing volume from new and existing customers.

Related-party molecular information services revenue from Roche was $5.6 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively, the majority of which is revenue earned under the Molecular Information Platform Program.

During the three months ended September 30, 2017, we reported a total of 17,474 tests to ordering physicians, including 1,478 FoundationOneHeme tests, 1,488 FoundationACT tests, and 110 FoundationFocus CDxBRCA tests as compared to 11,627 tests reported during the three months ended September 30, 2016, including 1,325 FoundationOneHeme tests and 904 FoundationACT tests.

The average revenue per comprehensive genomic profiling test for clinical use that met our revenue recognition criteria during the three months ended September 30, 2017 was approximately $2,600, as compared to $2,800 during the three months ended September 30, 2016. This average revenue per test does not include tests reported under the Roche Ex-U.S. Commercialization Agreement, given that those tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin. This decrease was driven by lower out-of-network payments from commercial third-party payers.

The total number of clinical tests paid, excluding tests performed under the Roche Ex-U.S. Commercialization Agreement, during the three months ended September 30, 2017 was 4,561, including 2,924 tests that were reported in prior periods. The total number of clinical tests paid, excluding tests performed under the Roche Ex-U.S. Commercialization Agreement, during the three months ended September 30, 2016 was 2,969, including 1,739 tests that were reported in prior periods.

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

We delivered the results of 2,817 and 2,245 tests to our biopharmaceutical customers during the three months ended September 30, 2017 and 2016, respectively, and the average revenue per test sold was approximately $3,300 and $3,600 for the same periods.

Pharma Research and Development Services

Pharma research and development services revenue, including Roche related-party revenue, increased to $14.3 million for the three months ended September 30, 2017 from $10.7 million during the three months ended September 30, 2016. The increase was primarily driven by revenue driven by a $10.0 million milestone achieved under the Roche R&D Collaboration Agreement.

Related-party pharma research and development services for Roche includes related-party revenue from Roche of $11.0 million and $8.1 million for the three months ended September 30, 2017 and 2016, respectively. The increase was driven by revenue earned under the Immunotherapy Testing Platform Development Program and under the Companion Diagnostic (CDx) Development Program.

Cost of Molecular Information Services

Cost of molecular information services revenue, including Roche related-party revenue, increased to $19.1 million for the three months ended September 30, 2017 from $15.9 million for the three months ended September 30, 2016. The increase was driven by a 50% increase in tests reported to our ordering physicians, and costs related to our North Carolina laboratory that became operational in the third quarter of 2016. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, facilities costs, and higher depreciation expense related to new equipment purchases. During the three months ended September 30, 2017 and 2016, our total cost of molecular information services revenue represented approximately 67% and 85% of our total molecular information services revenue, respectively.

Cost of related-party molecular information services from Roche was $1.2 million for both the three months ended September 30, 2017 and 2016. The costs were driven by testing performed under the Molecular Information Platform Program.

Selling and Marketing Expenses

Selling and marketing expenses increased to $16.6 million for the three months ended September 30, 2017 from $14.7 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $1.8 million in personnel-related costs for employees in our sales, marketing, client service, and reimbursement departments to support our commercialization efforts.

General and Administrative Expenses

General and administrative expenses increased to $17.0 million for the three months ended September 30, 2017 from $13.0 million for the three months ended September 30, 2016. The increase was primarily due to a $1.8 million increase in personnel costs to support and expand our executive, legal, finance, and human resources infrastructure, which includes a $1.2 million one-time equity-based compensation charge, a $1.2 million increase in rent and other facility costs, and a $1.0 million combined increase in legal, consulting, and other professional services costs.

Research and Development Expenses

Research and development expenses increased to $22.4 million for the three months ended September 30, 2017 from $17.2 million for the three months ended September 30, 2016. The increase was primarily attributed to a $2.7 million increase in employee and contractor-related expenses and $2.3 million in consulting related costs.

Interest (Expense) Income, Net

Interest expense was $0.4 and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily related to a $0.3 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs in conjunction with the amendment to the Roche Credit Facility. Interest income was $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.

Other Income

Other income during the three months ended September 30, 2017 was $60,000 and related to foreign exchange transactions.

Comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue:
Molecular information services	$63,121	$45,130	$17,991	40%
Related-party molecular information services from Roche	16,642	16,201	441	3%
Pharma research and development services	5,571	9,330	(3,759)	(40)%
Related-party pharma research and development services from Roche	18,656	17,380	1,276	7%
Total revenue	103,990	88,041	15,949	18%
Costs and expenses
Cost of molecular information services	54,544	36,241	18,303	51%
Cost of related-party molecular information services from Roche	4,183	3,050	1,133	37%
Selling and marketing	50,107	42,928	7,179	17%
General and administrative	49,926	34,739	15,187	44%
Research and development	68,657	49,194	19,463	40%
Total costs and expenses	227,417	166,152	61,265	37%
Loss from operations	(123,427)	(78,111)	(45,316)	(58)%
Interest income (expense), net	(132)	528	(660)	125%
Other income	204	—	204	100%
Net loss	$(123,355)	$(77,583)	$(45,772)	(59)%

Revenue

Molecular Information Services

Molecular information services revenue, including Roche related-party revenue, increased to $79.8 million for the nine months ended September 30, 2017 from $61.3 million during the nine months ended September 30, 2016. Revenue from tests reported to our ordering physicians increased to $37.6 million for the nine months ended September 30, 2017 from $28.3 million for the nine months ended September 30, 2016. The increase in revenue was partly driven by Medicare payments for FoundationOne for eligible patients with non-small cell lung cancer under the Palmetto LCD, higher test volumes, and an increase in revenue recorded under our Roche Ex-U.S. Commercialization Agreement. Molecular information services revenue from our biopharma customers increased to $42.1 million from $33.0 million for the nine months ended September 30, 2017 and 2016, respectively, and was driven by increased testing volume from new and existing customers.

Related-party molecular information services revenue from Roche was $16.6 million and $16.2 million for the nine months ended September 30, 2017 and 2016, respectively, the majority of which is revenue earned under the Molecular Information Platform Program.

During the nine months ended September 30, 2017, we reported a total of 47,331 tests to ordering physicians, including 4,370 FoundationOneHeme tests, 4,437 FoundationACT tests, and 679 FoundationFocus CDxBRCA tests as compared to 30,898 tests reported during the nine months ended September 30, 2016, including 3,601 FoundationOneHeme tests and 1,078 FoundationACT tests.

The average revenue per comprehensive genomic profiling test for clinical use that met our revenue recognition criteria during the nine months ended September 30, 2017 was approximately $2,600, as compared to $2,900 during the nine months ended September 30, 2016. This average revenue per test does not include tests reported under the Roche Ex-U.S. Commercialization Agreement, given that those tests are now reimbursed by Roche at cost plus a portion of the resulting gross margin. This decrease was driven by non-contracted payments from commercial third-party payers and non-contracted payments from our Medicare administrator contractor in New England, National Government Services, for our FoundationACT test.

The total number of clinical tests paid, excluding tests performed under the Roche Ex-U.S. Commercialization Agreement, during the nine months ended September 30, 2017 was 13,433, including 4,371 tests that were reported in prior periods. The total number of clinical tests paid, excluding tests performed under the Roche Ex-U.S. Commercialization Agreement, during the nine months ended September 30, 2016 was 9,333, including 2,992 tests that were reported in prior periods.

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

We delivered the results of 9,381 and 6,762 tests to our biopharmaceutical customers during the nine months ended September 30, 2017 and 2016, respectively, and the average revenue per test sold was approximately $3,400 and $3,800, for the same periods.

Pharma Research and Development Services

Pharma research and development services, including Roche related-party revenue, decreased to $24.2 million for the nine months ended September 30, 2017 from $26.7 million during the nine months ended September 30, 2016. The decrease was primarily driven by the timing of research and development projects with our non-Roche biopharma customers and the associated recognition of certain regulatory milestones.

Related-party pharma research and development services for Roche includes related-party revenue from Roche of $18.7 million and $17.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was driven by the timing of various research and development projects under the Roche R&D Collaboration Agreement.

Cost of Molecular Information Services

Cost of molecular information services revenue, including Roche related-party revenue, increased to $58.7 million for the nine months ended September 30, 2017 from $39.3 million for the nine months ended September 30, 2016. The increase was driven by a 53% increase in tests reported to our ordering physicians, and costs related to our North Carolina laboratory that became operational in the third quarter of 2016. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs, facilities costs, and higher depreciation expense related to new equipment purchases. During the nine months ended September 30, 2017 and 2016, our total cost of molecular information services revenue represented approximately 73% and 64% of our total molecular information services revenue, respectively.

Cost of related-party molecular information services from Roche was $4.2 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively. This increase was driven by additional testing performed under the Molecular Information Platform Program.

Selling and Marketing Expenses

Selling and marketing expenses increased to $50.1 million for the nine months ended September 30, 2017 from $42.9 million for the nine months ended September 30, 2016. The increase was primarily due to an increase of $5.7 million in personnel-related costs for employees in our sales, marketing, client service, and reimbursement departments to support our commercialization efforts, and a $1.7 million increase in consulting and marketing-related costs, partially offset by a $0.2 million decrease in facilities costs.

General and Administrative Expenses

General and administrative expenses increased to $49.9 million for the nine months ended September 30, 2017 from $34.7 million for the nine months ended September 30, 2016. The increase was primarily due to a $6.6 million increase in personnel costs to support and expand our executive, legal, finance, and human resources infrastructure, a $6.3 million combined increase in legal, consulting, and other professional services costs, and a $2.3 million increase in rent and other facilities costs.

Research and Development Expenses

Research and development expenses increased to $68.7 million for the nine months ended September 30, 2017 from $49.2 million for the nine months ended September 30, 2016. The increase was primarily attributed to a $9.7 million increase in employee and contractor-related expenses and $6.9 million increase in consulting costs.

Interest (Expense) Income, Net

Interest expense was $0.5 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily related to a $0.3 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs in conjunction with the amendment to the Roche Credit Facility. Interest income was $0.4 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Other Income

Other income during the nine months ended September 30, 2017 was $204,000 and related to a gain on disposal of certain long-lived assets and foreign exchange transactions.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of September 30, 2017, we had an accumulated deficit of $468.2 million.

We have funded our operations principally from the sale of common stock, preferred stock and revenue from clinical testing and our biopharmaceutical partners. Since we have received a limited number of coverage decisions for our existing tests from commercial third-party payors and have a limited history of collecting claims, we currently recognize revenue on a cash basis from most commercial third-party payors. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. In addition, although we submit for reimbursement to Medicare when appropriate, to date, we have received limited payments. In March 2017, we began receiving payment for eligible non-small cell lung cancer claims submitted under Palmetto’s LCD. If commercial third-party payors or government payors agree to pay us for any of these services in the future, we would recognize revenue for any such tests in the period in which our revenue recognition criteria are met. As of September 30, 2017, we had cash and cash equivalents of approximately $76.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. These excess funds are held in money market mutual funds.

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

Pursuant to the Roche Credit Facility, which was amended on July 31, 2017, during the four-year period ending August 2, 2020, or the Draw Period, we may borrow up to $200 million, of which $80 million is available immediately, $70 million will be available upon the achievement of certain milestones, and $50 million will be available upon the achievement of certain additional milestones. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.4% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 6.5% per annum. We shall pay Roche Finance, quarterly during the Draw Period and for six months thereafter, accrued interest on the outstanding principal of the loans. Beginning six months after the Draw Period and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on February 2, 2026. As of September 30, 2017, we had $30 million in cash borrowings outstanding under the Roche Credit Facility.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(89,131)	$(49,439)
Investing activities	68,514	9,001
Financing activities	33,805	522
Net increase (decrease) in cash and cash equivalents	$13,188	$(39,916)

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $89.1 million for the nine months ended September 30, 2017 compared to $49.4 million for the nine months ended September 30, 2016. The increase in cash used in operating activities was driven primarily by an increase in net loss of $45.8 million and a $0.3 million gain on disposal of long lived assets, partially offset by an increase in stock-based compensation expense of $4.5 million, a $2.0 million increase in depreciation and amortization expense, and a $0.3 million non-cash loss on extinguishment of debt due to the write-off of unamortized deferred financing costs.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 was $68.5 million and consisted of $84.4 million in proceeds received from maturities of marketable securities, partially offset by $10.0 million in purchases of property and equipment, $5.0 million in purchases of marketable securities and other investments, and $0.9 million in deposits securing collateral letters of credit issued in connection with the Company’s operating leases. Net cash provided in investing activities for the nine months ended September 30, 2016 was $9.0 million and consisted of $100.4 million in proceeds received from maturities of marketable securities, partially offset by $77.4 million in purchases of marketable securities and other investments, and $14.0 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $33.8 million for the nine months ended September 30, 2017 and consisted of $30 million in cash borrowings under the Roche Credit Facility and $3.8 million in proceeds received from the exercise of stock options. Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2016 and consisted solely of proceeds received from the exercise of stock options.

Operating Capital Requirements

We expect to incur additional operating losses in the near future and our operating expenses will increase as we seek regulatory approval of certain services, scale our technology infrastructure, expand our sales force, increase our marketing efforts to drive market adoption of our molecular information services, innovate our molecular information platform, and develop new service offerings. Our liquidity requirements have consisted of, and will continue to consist of, selling and marketing expenses, research and development expenses, capital expenditures, working capital and general corporate expenses. If demand for our services continues to increase, we anticipate that our capital expenditure requirements will also increase in order to build additional capacity. We expect that our planned expenditures will be funded from our ongoing operations, from our existing cash and cash equivalents, and borrowings under the Roche Credit Facility.

In April 2015, the Roche transaction was consummated, and we received $250.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock to Roche at a price of $50.00 per share. On July 31, 2017, we amended the Roche Credit Facility. Pursuant to the Roche Credit Facility, as amended, during the four-year period ending August 2, 2020, or the Draw Period, we expect to borrow up to $200 million, of which $80 million is available immediately, $70 million will be available upon the achievement of certain milestones, and $50 million will be available upon the achievement of certain additional milestones. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.4% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 6.5% per annum. We shall pay Roche Finance, quarterly during the Draw Period and for six months thereafter, accrued interest on the outstanding principal of the loans. Beginning six months after the Draw Period and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on February 2, 2026. Based on our current business plan, we believe our cash and cash equivalents as of September 30, 2017, the availability of borrowings under the Roche Credit Facility, and anticipated cash flows from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may consider raising additional capital to pursue strategic investments or for other reasons, subject to certain consent rights of Roche contained in the Investor Rights Agreement and the Roche Credit Facility. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our selling and marketing activities and continue to invest in new service offerings. If sales of our services grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not completely offset increases in accounts receivable, which could result in greater working capital requirements.

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

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations as of September 30, 2017 that have changed significantly since December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2016, but omitted below, represent those that have not changed significantly since that date.

	Total	2017	2018-2019	2020-2021	Thereafter
	(in thousands)
Operating lease obligations (1) (2)	$73,596	$3,011	$24,770	$22,825	$22,990
Long-term debt obligations (3)	30,000	-	-	4,500	25,500
Interest (3)	13,790	309	5,260	4,353	3,868
Total	$117,386	$3,320	$30,030	$31,678	$52,358

(1)

On May 1, 2017, we became the sole tenant of the Headquarters Building at 150 Second Street, Cambridge, Massachusetts, leasing approximately 123,210 square feet under an operating lease that expires in April 2024.

(2)	On April 21, 2017, we leased 1,975 square feet for office space in Palo Alto, California under an operating lease that expires in April 2022.
(3)

We shall pay Roche Finance a quarterly commitment fee of 0.4% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 6.5% per annum. We shall pay Roche Finance, quarterly during the Draw Period and for six months thereafter, accrued interest on the outstanding principal of the loans. Beginning six months after the Draw Period and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on February 2, 2026. As of September 30, 2017, we had $30 million in cash borrowings outstanding under the Roche Credit Facility. For further details on the Roche Credit Facility, refer to footnote 11 in the Notes to the Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There were no material changes during the nine months ended September 30, 2017, with respect to the information appearing in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated in our Quarterly Reports for the quarters ended March 31, 2017, June 30, 2017 and this Quarterly Report, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

We may also construct, acquire or enter into relationships with third parties to procure additional laboratory space inside and outside the United States to support our existing and new tests. For example, in September 2016, we executed a lease for additional laboratory space in Cambridge, Massachusetts. Our Ex-U.S. Commercialization Agreement with Roche contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing outside of the United States. We recently opened our laboratory facility in Penzberg, Germany. Our R&D Collaboration Agreement with Roche contemplates that we will collaborate with Roche on multiple programs related to the development of services for use in molecular information, immunotherapy, ctDNA, and companion diagnostics. If we are unable to obtain or are delayed in obtaining or establishing new laboratory space to support these commercialization and development efforts, we could fail to meet certain contractual obligations and agreed upon timelines with certain of our biopharmaceutical partners, including Roche, or provide existing services and develop and launch new services in certain territories, which could result in harm to our business and reputation, and adversely affect our business, financial condition and results of operations.

We carry insurance for damage to our property and laboratory and the disruption of our business, but this insurance may not cover all of the risks associated with damage to our property or laboratory or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses, and may not continue to be available to us on acceptable terms, if at all.

The development of new services involves a lengthy and complex process, and we may be unable to successfully commercialize new services, or any other services we may develop, on a timely basis, or at all, and the development and commercialization of additional services may negatively affect the commercialization of existing services.

Our future molecular information services, including FoundationOne CDx, our comprehensive genomic profiling assay that incorporates multiple companion diagnostics, which is currently under review by the FDA and CMS, and other services in various stages of early development, will take time to develop and commercialize, if we are able to commercialize them at all. There can be no assurance that our new services will be capable of reliably identifying relevant genomic alterations in various forms of cancer. Before we can commercialize any new services, we will need to expend significant funds in order to:

•	conduct substantial research and development, including validation studies and potentially clinical trials;
•	build additional laboratory space for new services;
•	further develop and scale our laboratory processes to accommodate different services;
•	further develop and scale our infrastructure to be able to analyze increasingly large amounts of data; and
•	in the case of services for which we are seeking FDA approval, pursue such FDA approval.

Our services development process involves a high degree of risk, and services development efforts may fail for many reasons, including:

•	failure of the service to perform as expected at the research or development stage;
•	lack of validation data;
•	failure to demonstrate the clinical utility of the service; or
•	in the case of services for which we are seeking or have received FDA approval, the inability to obtain FDA approval or the loss of FDA approval.

As we develop services, we will have to make significant investments in services development, marketing, and selling resources. In addition, the commercialization of newer services, such as FoundationOne CDx, may negatively affect the sales of existing services or create confusion with existing services, such as FoundationOne, where the diagnostic applications overlap. Physicians may decide to order a newer service in lieu of an existing serivce or may be confused as to which service to order.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We anticipate continued growth in our business operations both inside and outside the United States. Our laboratory facility in North Carolina is operational, we recently opened our laboratory facility in Penzberg, Germany, and we have executed agreements to expand our facilities in Cambridge, Massachusetts. This expansion and any future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations, quality control, customer service, and sales force management. We may not be able to maintain the quality or expected turnaround times of our services or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and managerial controls, as well as our reporting systems and procedures. We plan to implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete implementation in a timely and efficient manner could adversely affect our operations.

The loss or transition of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians, and salespeople, or the diversion of management’s attention due to the continued implementation of our collaboration with Roche, could adversely affect our business.

Our success depends on the skills, experience and performance of key members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our molecular information platform and additional services, and as we expand our commercial activities. The loss or incapacity of existing members of our senior management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Effective February 6, 2017, Troy Cox succeeded Michael J. Pellini, M.D. as our Chief Executive Officer. Effective August 11, 2017, Dave Daly resigned as our Chief Commercial Officer.  We have hired a new Chief Commercial Officer, Tom Civik, who will begin his employment with us in November 2017. The complexity inherent in integrating a new key member of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. Specifically, a leadership transition in the commercial team may cause uncertainty or a disruption to our commercial organization, which may impact our ability to achieve sales and revenue targets.

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

Our business strategy incorporates plans for significant international expansion through our collaboration with Roche. Pursuant to our Ex-U.S. Commercialization Agreement with Roche, beginning in April 2016, Roche obtained the exclusive right to commercialize FoundationOne and FoundationOneHeme, and beginning in October 2017, the exclusive right to commercialize FoundationACT. Additionally, if terms are agreed upon between us and Roche, Roche may obtain the exclusive right to commercialize any new clinical diagnostic services developed under the R&D Collaboration Agreement, or upon mutual agreement any of our other services, in each case outside of the United States to the extent Roche has not elected to exclude any countries from its territory. Our Ex-U.S. Commercialization Agreement with Roche also contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing for FoundationOne, FoundationOneHeme, and FoundationACT in those geographies, and we recently opened our laboratory facility in Penzberg, Germany. Subject to satisfaction of certain performance milestones, the Ex-U.S. Commercialization Agreement will remain in effect until April 2020 and may be extended by Roche for additional two-year periods. Roche has the right to terminate the agreement without cause upon six months’ written notice after the initial five-year term, and either party may terminate the agreement in the event of breach by the other party. Since Roche has the exclusive right to commercialize FoundationOne, FoundationOneHeme, FoundationACT, and if terms are agreed upon between us and Roche, any new clinical diagnostic services developed under the R&D Collaboration Agreement, our ability to achieve commercial success outside the United States, including growing test volume and revenue, obtaining coverage decisions from commercial and government payors, and developing and operating a sustainable international commercial infrastructure, relies to a significant extent on the performance of Roche.

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

•	failure by us or Roche to obtain regulatory approvals for the manufacture, sale, and use of our services in various countries;
•	transition and management of our former distribution relationships in various countries;
•	additional, potentially relevant third-party intellectual property rights;
•	complexities and difficulties in obtaining protection for and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;

•	complexities associated with obtaining reimbursement from and managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	logistics and regulations associated with preparing, shipping, importing and exporting tissue samples, including infrastructure conditions, transportation delays, and customs;
•	limits in our ability to penetrate international markets if we are not able to perform our molecular tests locally;
•	financial risks, such as the impact of local and regional financial crises on demand and payment for our services, and exposure to foreign currency exchange rate fluctuations;
•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions; and
•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distribution activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, including its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of foreign countries, we may have to implement global changes to our services or business practices. Such changes may result in additional expense to us and either reduce or delay development of our services, commercialization or sales. In addition, any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our activities in these countries.

Our international operations could be affected by changes in laws, trade regulations, labor and employment regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of our services, as well as by inter-governmental disputes. Any of these changes could adversely affect our business.

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

In March 2010, legislation collectively referred to as the Affordable Care Act, or ACA, was enacted in the United States. The ACA, as subsequently amended, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA: requires each medical device manufacturer and importer to pay an excise tax equal to 2.3% of the sale price for its taxable medical devices. In 2015, Congress imposed a 2-year moratorium on this medical device tax, so that medical device sales during the period between January 1, 2016 and December 31, 2017 are exempt from the tax. Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2018. If the tax is reinstated, sales of our services that are regulated as medical devices, such as Foundation Focus CDxBRCA or FoundationOne CDx, following a positive determination by the FDA under the Parallel Review program, would be subject to this tax.

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

In 2014, the AMA approved and implemented new CPT codes for genomic sequencing-based panel tests in cancer, effective January 1, 2015. In 2015, CMS used a “gap filling” process to price some of these new codes, which involved referring the new codes to the MACs to allow them to determine and submit to CMS an appropriate price. For 2016, CMS established and published an NLA for some of these codes, including the code associated with testing for 5-50 genes as calculated by determining the median price as provided by the MACs for the applicable code. If CMS reduces reimbursement for the CPT codes for individual genes or fails to price favorably multi-gene panel codes upon which commercial payors may base rates, or if commercial payors who often base pricing on Medicare fee schedules reduce non-contracted payment rates below the NLA amounts for CPT codes corresponding to individual genes, mandate use of the sequencing-based panel CPT codes, or decide to stop payment on specific CPT codes altogether, our revenue could be adversely affected.

Additionally, in April 2014 the Protecting Access to Medicare Act of 2014, or PAMA, was enacted into law. Section 216 of PAMA reforms the Medicare payment system for clinical laboratory tests paid through the CLFS. PAMA establishes a market-based payment system for Medicare payment for clinical diagnostic laboratory tests. Under this new methodology, CMS will establish Medicare payment for each test based on the weighted median of the private payor rates for the test. PAMA also creates a new class of test called the Advanced Diagnostic Laboratory Test, or ADLT, defined as a test offered and furnished by a single laboratory that is not sold for use by a laboratory other than the original developing laboratory and is either a (1) multi-biomarker test of DNA, RNA or proteins with a unique algorithm yielding a single, patient-specific result, (2) test that is cleared or approved by the FDA, or (3) test meeting other similar criteria established by the Secretary of Health and Human Services.

PAMA requires certain clinical laboratories meeting a threshold of Medicare revenues to report private payor rates and corresponding test volumes. We did not meet this threshold during the January 1, 2016 to June 30, 2016 data collection period and therefore are not required to report this data in 2017. In June 2016, CMS issued the Medicare Clinical Diagnostic Laboratory Tests Payment System Final Rule, or the Final Rule, to implement the laboratory test payment provisions of PAMA. Under the Final Rule, CMS has indicated that Section 216 of PAMA will be implemented as of January 1, 2018. Given the complexity of implementation of the new payment system and recommendations made by a number of stakeholders in the laboratory community that implementation be delayed to address certain concerns about the integrity and completeness of the data reported, there is a possibility that implementation of PAMA would be delayed notwithstanding the Final Rule’s January 1, 2018 effective date. If PAMA were delayed, this may have an impact on the method of calculation, the timing for commencement of payment, and the amount of such payments for FoundationOne CDx under the Medicare program. The agency has issued sub-regulatory guidance on data collection and reporting and on additional topics, including a list of specific billing codes for which laboratories must report data. CMS is expected to publish additional sub-regulatory guidance describing how PAMA will be implemented, including an application process for ADLTs. At this time, the full impact of the implementation of PAMA on new and existing tests is uncertain. For 2018, we anticipate that CMS will establish and publish an NLA for the CPT code associated with testing for over 51 genes as calculated by establishing a Medicare payment for each test based on the weighted median of the payment rates for private payors for the test code. Our average commercial payor rate for our tests, including, if approved by the FDA, FoundationOne CDx, starting in 2018 could be adversely affected depending upon if and how commercial payors adopt, or are otherwise influenced by, this new Medicare pricing methodology and the payment rates.

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

Certain Medicare billing policy requirements for clinical laboratory tests impact our ability to bill Medicare directly, and under certain circumstances, requires us to bill and collect payments from hospitals for tests that we perform for inpatient or outpatient Medicare patients.  Under the so-called “14-Day Rule,” CMS currently requires hospitals to bill Medicare for tests performed on specimens collected from hospital inpatients or outpatients, where those tests are ordered less than 14 days following the date of the patient's discharge from the hospital.  When we perform tests that fall within this policy, we cannot bill Medicare directly and instead must bill the hospital, which bills Medicare.  Hospitals may assert that they are not required to pay these bills, or they may delay in paying these bills. For hospitals who disclaim responsibility for our bills or delay payment of our bills under the 14-Day Rule, we may undertake collection activities, and as a result of such efforts, we may accept payments from hospitals that are less than the original invoice or we may be unable to collect from hospitals any payments at all.

In the 2018 Hospital Outpatient Prospective Payment System Proposed Rule, issued on July 13, 2017, CMS proposes revisions to the Medicare 14-Day Rule.  The proposed revisions would allow the performing laboratory to bill Medicare directly for certain tests performed on specimens collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of specimen collection.  CMS is expected to announce the adoption of these proposed revisions and changes to this billing policy later in 2017, and if adopted, these changes could go into effect as early as January 1, 2018.  To the extent revisions to Medicare’s billing policy would permit us to bill Medicare directly for tests previously billed to hospitals under the 14-Day Rule, we would no longer bill hospitals for such tests.  If we bill Medicare directly and do not bill hospitals under the 14-Day Rule, our business and financial condition could be affected since we will no longer receive revenue for Medicare tests billed to hospitals under the 14-Day Rule for Medicare outpatients.

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

Intellectual Property Risks Related to Our Business

We may not be able to enforce our intellectual property rights throughout the world.

Our Ex-U.S. Commercialization Agreement with Roche contemplates that we will provide additional laboratory space in Europe and Asia to perform genomic sequencing outside of the United States. We recently opened our laboratory facility in Penzberg, Germany. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. Accordingly, we may face an increased risk in these jurisdictions that unauthorized parties may attempt to copy or otherwise obtain or use our trademarks, copyrights, formulations or other intellectual property. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Specifically, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

We have historically incurred substantial net losses, including a net loss of $113.2 million in 2016. From our inception in 2009 through September 30, 2017, we had an accumulated deficit of $468.2 million. We expect our losses to continue as a result of not being broadly contracted with commercial payors, ongoing research and development expenses and increased selling and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit No.	Exhibit Index

10.1	Amendment Letter Agreement, by and between the Company and Roche Finance Ltd., dated July 31, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2017).
10.2#

Fifth Amendment to Collaboration Agreement, by and among the Company, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated September 8, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 13, 2017).

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

101

Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2017 and 2016, (c) our Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016, and (d) the Notes to such Condensed Consolidated Financial Statements.

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

FOUNDATION MEDICINE, INC.

Date: November 1, 2017	By:	/s/ Troy Cox
Troy Cox
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)