Form 10-Q/A
period 2018-03-31
Foundation Medicine, Inc.
filed 2018-07-18
CIK 1488613

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

As of June 25, 2018, the registrant had 37,137,339 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE – EXHIBIT FILING ONLY

Foundation Medicine, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Form 10-Q”), originally filed on May 2, 2018. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1 based on Commission comments in order to restore certain redacted information in the agreement on such exhibit that was subject to a confidential treatment request. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Exhibit No.	Exhibit Index

10.1*#	Amended and Restated Ex-US Commercialization Agreement, by and between the Company and F. Hoffmann-La Roche Ltd, dated February 28, 2018.

10.2	Executive Employee Offer Letter by and between the Company and Michael Doherty, dated December 5, 2016, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 2, 2018).

10.3	Executive Employee Offer Letter by and between the Company and Konstantin Fiedler, dated May 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 2, 2018).

10.4	Executive Employee Offer Letter by and between the Company and Melanie Nallicheri, dated September 12, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 2, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017, (c) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017, and (d) the Notes to such Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: July 18, 2018	By:	/s/ Troy Cox
Troy Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 18, 2018	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)

4