Form 10-Q
period 2018-06-30
Foundation Medicine, Inc.
filed 2018-08-09
CIK 1488613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, the registrant had 37,240,138 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our plans or ability to obtain reimbursement coverage and thereafter payment for FoundationOne, FoundationOneHeme, FoundationACT, and FoundationOne CDx, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement coverage and thereafter payment from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” in this Quarterly Report and our prior filings with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

FOUNDATION MEDICINE, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2018

FOUNDATION MEDICINE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$53,418	$71,404
Accounts receivable	40,939	19,967
Receivable due from Roche	11,402	10,159
Inventory	25,815	13,171
Prepaid expenses and other current assets	5,641	9,118
Total current assets	137,215	123,819
Property and equipment, net	50,778	41,119
Restricted cash	2,305	2,305
Other assets	3,142	1,760
Total assets	$193,440	$169,003
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$28,834	$21,926
Accrued expenses and other current liabilities	32,256	36,745
Deferred revenue	10,720	2,212
Roche related-party deferred revenue	8,190	3,742
Current portion of deferred rent	1,854	1,818
Total current liabilities	81,854	66,443
Deferred rent, net of current portion and other non-current liabilities	10,122	10,892
Indebtedness to Roche - non-current	110,000	60,000
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized; 37,147,273 and 36,541,770 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	550,511	537,904
Accumulated other comprehensive (loss) income	(200)	109
Accumulated deficit	(558,851)	(506,349)
Total stockholders’ (deficit) equity	(8,536)	31,668
Total liabilities and stockholders’ (deficit) equity	$193,440	$169,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Molecular information services	$38,702	$24,777	$70,478	$40,371
Related-party molecular information services from Roche	12,005	5,520	26,820	11,024
Pharma research and development services	3,732	1,215	8,514	2,302
Related-party pharma research and development services from Roche	2,567	3,492	4,034	7,635
Total revenue	57,006	35,004	109,846	61,332
Costs and expenses:
Cost of molecular information services	22,676	19,537	43,955	36,654
Cost of related-party molecular information services from Roche	4,800	2,045	10,748	2,945
Selling and marketing	17,141	17,115	34,621	33,551
General and administrative	19,771	17,648	40,466	32,925
Research and development	24,702	22,973	48,561	46,258
Total costs and expenses	89,090	79,318	178,351	152,333
Loss from operations	(32,084)	(44,314)	(68,505)	(91,001)
Interest (expense) income, net	(1,477)	56	(2,471)	146
Other income	182	—	182	144
Net loss	$(33,379)	$(44,258)	$(70,794)	$(90,711)
Other comprehensive (loss)/income:
Unrealized gain/(loss) on available-for-sale securities	—	12	—	(6)
Foreign currency translation adjustment	(23)	102	(309)	85
Total other comprehensive (loss)/income	(23)	114	(309)	79
Comprehensive loss	$(33,402)	$(44,144)	$(71,103)	$(90,632)
Net loss per common share, basic and diluted	$(0.90)	$(1.24)	$(1.92)	$(2.55)
Weighted-average common shares outstanding, basic and diluted	37,068,518	35,660,430	36,931,510	35,544,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(70,794)	$(90,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,715	8,841
Stock-based compensation expense	7,293	13,125
Amortization of premiums and discounts on marketable securities	—	18
Gain on disposal of long-lived assets	—	(139)
Gain on equity investment	(182)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,759)	(5,439)
Receivable from Roche	(1,216)	(2,076)
Inventory	(12,679)	1,655
Prepaid expenses and other current assets	4,165	195
Other assets	(627)	133
Accounts payable	3,631	4,430
Accrued expenses and other current liabilities	(8,752)	4,184
Deferred rent and other non-current liabilities	(736)	(126)
Deferred revenue	8,352	(178)
Roche related-party deferred revenue	4,370	(5)
Net cash used in operating activities	(60,219)	(66,093)
Investing activities
Purchases of property and equipment	(12,997)	(6,705)
Purchases of marketable securities and other investments	—	(4,996)
Proceeds from maturities of marketable securities	—	49,390
Net cash (used in) provided by investing activities	(12,997)	37,689
Financing activities
Proceeds from indebtedness to Roche	50,000	—
Proceeds from stock option exercises	5,316	2,188
Net cash provided by financing activities	55,316	2,188
Net decrease in cash, cash equivalents, and restricted cash	(17,900)	(26,216)
Effect of exchange rate changes on cash and cash equivalents	(86)	41
Cash, cash equivalents, and restricted cash at beginning of period	73,709	65,012
Cash, cash equivalents, and restricted cash at end of period	$55,723	$38,837
Supplemental disclosure of non-cash investing and financing activities
Cash paid for interest	$2,212	$150
Acquisition of property and equipment included in accounts payable and accrued expenses	$11,690	$1,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNDATION MEDICINE, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Nature of Business and Basis of Presentation

Foundation Medicine, Inc., and its wholly-owned subsidiaries, Foundation Medicine Securities Corporation and FMI Germany GmbH (collectively, the “Company”), is a molecular information company focused on fundamentally changing the way in which patients with cancer are evaluated and treated. The Company believes an information-based approach to making clinical treatment decisions based on comprehensive genomic profiling (“CGP”) will become a standard of care for patients with cancer. The Company derives revenue from selling services that are enabled by its molecular information platform to physicians and biopharmaceutical companies.

The Company’s molecular information services for genomic profiling, FoundationOne CDx, an FDA-approved broad companion diagnostic assay for solid tumors, FoundationOne for solid tumors, FoundationOneHeme for hematologic malignancies and sarcomas, and FoundationACT, a blood-based (liquid biopsy) assay to measure circulating tumor DNA (“ctDNA”), are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer. Following the United States Food & Drug Administration’s (“FDA”) approval of FoundationOne CDx in November 2017, the Centers for Medicare & Medicaid Services (“CMS”) issued a final National Coverage Determination (“NCD”) in March 2018 that establishes nationwide Medicare coverage for FoundationOne CDx for all solid tumor types when ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (i.e., either recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer), who either have not been previously tested using FoundationOne CDx for the same primary diagnosis of cancer or are seeking repeat testing with FoundationOne CDx for a new primary cancer diagnosis, and continue to seek further cancer therapy.

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

On June 19, 2018, the Company entered into an Agreement and Plan of Merger, dated as of June 18, 2018, as amended (the “Merger Agreement”), with Roche Holdings, Inc., a Delaware corporation (“Parent” or “Roche Holdings”), and 062018 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent in a two-step all-cash transaction, consisting of a tender offer, followed by a subsequent back-end merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Roche Holding Ltd. Pursuant to the Merger Agreement, Parent caused Merger Sub to conduct a tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Shares”), of the Company at a price of $137.00 per Share (the “Offer Price”), net to the seller in cash, without interest and subject to any applicable withholding of taxes, and on the terms and conditions set forth in the Merger Agreement.

The Offer expired at 12:00 midnight, New York City time, at the end of the day on Monday, July 30, 2018. Citibank, N.A., in its capacity as depositary for the Offer (the “Depositary”), advised that, as of the expiration of the Offer, a total of 12,535,376 Shares (excluding Shares with respect to which notices of guaranteed delivery were delivered and for which certificates were not yet delivered) were validly tendered and not validly withdrawn pursuant to the Offer, representing approximately 77.3% of the Shares outstanding as of the expiration of the Offer (excluding those Shares held by Roche Holdings and its affiliates) and, when taken together with the Shares owned by Roche Holdings and its affiliates, representing approximately 90.1% of the Shares outstanding as of the expiration of the Offer. In addition, the Depositary advised that, as of July 31, 2018, Notices of Guaranteed Delivery were delivered with respect to approximately 1,342,573 Shares that had not yet been tendered, representing approximately 3.6% of the outstanding Shares. Each condition to the Offer was satisfied, and Merger Sub irrevocably accepted for payment all Shares that were validly tendered and not withdrawn.

On July 31, 2018, the Merger was completed pursuant to Section 251(h) of the DGCL, with no vote of the Company’s stockholders required to consummate the Merger. Upon the consummation of the Merger, the Company became an indirect wholly owned subsidiary of Roche Holding Ltd.  The aggregate consideration paid by Merger Sub in the Offer and Merger to purchase all outstanding Shares (other than the Shares owned by Roche Holdings and its affiliates) and other equity-based interests of the Company pursuant to the Offer and the Merger, was approximately $2.2 billion.

In connection with the consummation of the Merger, the Company (i) notified The Nasdaq Stock Market (“Nasdaq”) of the consummation of the Merger and (ii) requested that Nasdaq (x) halt trading in the Shares on the morning of July 31, 2018, prior to market open, and suspend trading of the Shares effective as of the close of business on July 31, 2018 and (y) file with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has filed with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

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

Certain biopharma contracts, typically those for pharma research and development services, contain promises to deliver multiple services. The process for evaluating contracts for material promises, in contrast to immaterial promises or administrative tasks, requires judgment. Once material promises have been identified, we then evaluate whether these promises are both capable of being distinct and distinct within the context of the contract. If both of these criteria are satisfied, a separate performance obligation will be identified. If both criteria are not satisfied, certain promises will be combined in the identification of a combined performance obligation. In assessing whether a promised service is capable of being distinct, the Company considers whether the customer could benefit from the service either on its own or together with other resources that are readily available to the customer, including factors such as the research, development, and commercialization capabilities of a third party and the availability of the associated expertise in the general marketplace. In assessing whether a promised service is distinct within the context of the contract, the Company considers whether we provide a significant integration of the services, whether the services significantly modify or customize one another, or whether the services are highly interdependent or interrelated.

The nature of certain biopharma contracts, primarily contracts for pharma research and development services, requires that the transaction price must be estimated, including application of the constraint to performance-based milestones. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be managed to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. Application of the constraint is based on our historical experience with similar milestones, the degree of complexity and uncertainty associated with each milestone, and whether achievement of the milestone is dependent on parties other than the Company. The constraint for variable consideration is applied such that it is probable a significant reversal of revenue will not occur when the uncertainty associated with the contingency is resolved. Application of the constraint for variable consideration is updated at each reporting period as a revision to the estimated transaction price.

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

Lastly, once the transaction price has been allocated to the identified performance obligations, we must determine the timing and pattern of revenue recognition. For certain biopharma services, particularly pharma research and development services satisfied over time, this requires estimation of the total cost pool in order to determine our measure of progress under the input method. This cost pool is the same cost model utilized to estimate standalone selling price under the expected cost plus a margin approach. At the end of each reporting period, we track actual costs incurred in order to measure progress under the input method and recognize revenue accordingly.

For further discussion on the Company’s revenue recognition, refer to Note 4: Revenue and Note 7: Contract Balances.

Reclassifications

A reclassification was made to other assets within the prior year Condensed Consolidated Statement of Cash Flows to reflect the adoption of ASU 2016-18. This reclassification had no net effect on the Company’s consolidated results.

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

In accordance with ASC 606 requirements under the modified retrospective method of adoption, the disclosure of the impact of adoption on our Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet was as follows (in thousands):

	For the three months ended June 30, 2018
Revenue:	As Reported Under ASC 606	Effect of Change Higher/(Lower)	Balances Without Adoption of ASC 606
Molecular information services	$38,702	$1,890	$40,592
Related-party molecular information services from Roche	12,005	1,995	14,000
Pharma research and development services	3,732	4,050	7,782
Related-party pharma research and development services from Roche	2,567	—	2,567

	For the six months ended June 30, 2018
Revenue:	As Reported Under ASC 606	Effect of Change Higher/(Lower)	Balances Without Adoption of ASC 606
Molecular information services	$70,478	$5,102	$75,580
Related-party molecular information services from Roche	26,820	1,620	28,440
Pharma research and development services	8,514	128	8,642
Related-party pharma research and development services from Roche	4,034	—	4,034

	June 30, 2018
Assets:	As Reported Under ASC 606	Effect of Change Higher/(Lower)	Balances Without Adoption of ASC 606
Accounts receivable	$40,939	$(12,077)	$28,862
Prepaid expenses and other current assets	5,641	(177)	5,464
Other assets	3,142	(357)	2,785

Liabilities:	As Reported Under ASC 606	Effect of Change Higher/(Lower)	Balances Without Adoption of ASC 606
Deferred revenue	$10,720	$(136)	$10,584
Roche related-party deferred revenue	8,190	(1,259)	6,931

Equity:	As Reported Under ASC 606	Effect of Change Higher/(Lower)	Balances Without Adoption of ASC 606
Accumulated deficit	$(558,851)	$(11,216)	$(570,067)

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

Under the terms of the transaction, Roche (a) made a primary investment of $250,000,000 in cash through the purchase of 5,000,000 newly issued shares of the Company’s common stock at a purchase price of $50.00 per share and (b) completed a tender offer to acquire 15,604,288 outstanding shares of the Company’s common stock at a price of $50.00 per share. Immediately following the closing of the transaction, Roche owned approximately 61.3% of the outstanding shares. As of June 30, 2018, Roche’s ownership was approximately 56.6% of the outstanding shares. Upon the closing of the transaction, the size of the Board of Directors of the Company (“Board”) was increased to nine, including three designees of Roche. In February 2017, the Board was increased to ten members. In June 2017, the Board was decreased to nine members when a director retired from the Board at our 2017 annual meeting of stockholders.

The Company assessed the agreements related to each of the R&D collaboration, an ex-U.S. commercial collaboration, and the U.S. medical education collaboration and determined they should be treated as separate contracts for accounting purposes.

Summary of the R&D Collaboration Agreement

Under the terms of the Collaboration Agreement by and among the Company, F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche Inc., dated January 11, 2015 (as amended, the “R&D Collaboration Agreement”), Roche could pay the Company more than $150,000,000 over a period of five years to access its molecular information platform, to reserve capacity for sample profiling, and to fund R&D programs. Amounts under the R&D Collaboration Agreement will be received as services are performed and obligations are fulfilled under each platform program. Roche will utilize the Company’s molecular information platform to standardize sample profiling conducted as part of its clinical trials, to enable comparability of clinical trial results for R&D purposes, and to better understand the potential for combination therapies. In addition, Roche and the Company will jointly develop solutions related to cancer immunotherapy testing, blood-based genomic analysis using ctDNA assays, and next generation companion diagnostics, each of which represents a distinct platform within the R&D Collaboration Agreement. The R&D Collaboration Agreement is governed by a Joint Management Committee (“JMC”) formed by an equal number of representatives from the Company and Roche. There are also other sub-committees for each platform that will be established to oversee the day to day responsibilities of the respective platform. The JMC will, among other activities, review and approve R&D plans and establish and set expectations for the other platform sub-committees. The JMC and other sub-committees, although considered promises under the arrangement, are immaterial in relation to the entire arrangement and therefore were not identified as performance obligations.

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

On July 10, 2018, the Company and Roche entered into a Seventh Amendment to the R&D Collaboration Agreement, which modified certain capacity and fee provisions related to the molecular information platform program, effective as of April 7, 2018.

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

The Company assessed which promises within the arrangement are distinct from the other promises and identified the following separate performance obligations: (i) sample profiling and (ii) access to the Company’s molecular information database and FTEs per year for the performance of database queries and the delivery of results. The cross-licenses grant each party access to relevant IP to perform under the contract or to exploit the promised services. The licenses are delivered at the inception of the arrangement and relate to development and sample profiling work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the development and sample profiling activities and have little value to Roche without these other promised services. Therefore, the licenses are combined with the other performance obligations identified under the molecular information platform program and are not considered distinct.

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

The Company assessed which promises within the arrangement are distinct from the other promises and identified a single performance obligation for the performance of R&D services for immuno-biomarker discovery and signature identification. The cross-licenses grant each party access to relevant IP of the other party to perform such party’s obligations under the contract and to exploit the promised service. The licenses are delivered at the inception of the arrangement and relate to R&D work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the R&D activities and have little value to Roche without these other promised services. Therefore, the licenses are combined with the other performance obligation identified under the immunotherapy testing platform development program and are not considered distinct.

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

The Company assessed which promises within the arrangement are distinct from the other promised services and identified a single performance obligation for the performance of R&D services for the development of a ctDNA clinical trial assay. The cross-licenses grant each party access to relevant IP of the other party to perform such party’s obligations under the contract and to exploit the promised service. The licenses are delivered at the inception of the arrangement and relate to R&D work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the R&D activities and have little value to Roche without these other promised services. Therefore, the licenses are combined with the other performance obligation identified under the ctDNA platform development program and are not considered distinct.

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

Companion Diagnostics (CDx) Development Program

Under the Companion Diagnostic (CDx) Development Program within the R&D Collaboration Agreement, the following promises were identified: (i) cross-licenses for access to relevant IP, (ii) obligations to perform R&D services for the development of CDx assays for use in connection with certain Roche products, and (iii) obligations to maintain commercial availability of our assay inclusive of Roche biomarkers.

The Company assessed which promises within the arrangement are distinct from the other promised services and identified the following separate performance obligations: (i) obligation to perform R&D services for the development of a CDx assay and (ii) obligation to maintain commercial availability of our assay inclusive of Roche biomarkers. The cross-licenses grant each party access to relevant IP of the other party to perform such party’s obligations under the contract and to exploit the promised services. The licenses are delivered at the inception of the arrangement and relate to R&D work performed under the platform. The Company does not sell the licenses separately as they are closely connected to the R&D activities and have little value to Roche without these other promised services. Therefore, the licenses are combined with the obligation to perform R&D services for the development of a CDx assay as a single performance obligation.

Under this platform, Roche reimbursed the Company for certain costs incurred related to R&D under the Companion Diagnostic (CDx) Development Program with respect to approved and investigational markers. In addition, Roche was required to make certain milestone payments upon the achievement of specified regulatory and commercial events under the Companion Diagnostic (CDx) Development Program. Regulatory milestone payments of $600,000 were triggered upon obtaining FDA approval of a premarket approval application for each CDx product developed under the arrangement. The R&D reimbursements and regulatory milestone payments were recognized using an input method measure of progress based on costs incurred by the Company. Commercial milestone payments are triggered upon the performance of a specified number of CDx assays for certain commercial clinical diagnostic uses. Any commercial milestone payments received by the Company will be recognized using an input method to measure progress, resulting in a time-elapsed measure of progress.

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

In April 2018, the Company announced a three-party collaboration with Roche and Dian Diagnostics Group, Co., Ltd. (“Dian”) to integrate the Company’s CGP assays into clinical patient care in mainland China and establish a collaboration with Dian for the purpose of implementing the Ex-U.S. Commercialization Agreement in China. Under the collaboration, Dian is the exclusive clinical sequencing partner in China for FoundationOne, FoundationACT and FoundationOneHeme, enabling the delivery of molecular information services associated with these tests for patients in China. Roche maintains commercial exclusivity for the Company’s molecular information services in China, and in cooperation with Dian continues its current in-county activities to support the broad integration of CGP into clinical care.

Summary of the U.S. Education Collaboration Agreement

Within the United States, the Company has entered into the U.S. Education Collaboration Agreement with Genentech, Inc. (“Genentech”), an affiliate of Roche. Genentech has agreed to engage its pathology education team to provide information and medical education to health care providers regarding CGP in cancer. The Company will pay Genentech on a quarterly basis for costs incurred by Genentech in conducting the education activities based on a number of factors. The total amount of payments to be made over the course of the arrangement is immaterial and all payments will be expensed as incurred.

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

Under the Amended Agreement, the Company recognized revenue of $3,059,000 and $5,384,000 for the three and six months ended June 30, 2018, respectively, and $830,000 and $1,300,000 for the three and six months ended June 30, 2017, respectively, which was primarily related to sample profiling.

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

By Service Offering – Third Party:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Clinical sample profiling services	$20,709	$11,977	$36,298	$22,626
Pharma sample profiling services	15,746	10,697	28,852	13,151
Other molecular information services	2,247	2,103	5,328	4,594
Total molecular information services	38,702	24,777	70,478	40,371
R&D and regulatory services	3,732	1,215	8,514	2,302
Total pharma research and development services	3,732	1,215	8,514	2,302
Total revenue	$42,434	$25,992	$78,992	$42,673

By Service Offering – Related Party:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Clinical sample profiling services	$3,089	$964	$6,287	$1,934
Pharma sample profiling services	6,277	3,556	16,727	7,090
Other molecular information services	2,639	1,000	3,806	2,000
Total molecular information services	12,005	5,520	26,820	11,024
R&D and regulatory services	2,567	3,492	4,034	7,635
Total pharma research and development services	2,567	3,492	4,034	7,635
Total revenue	$14,572	$9,012	$30,854	$18,659

On June 30, 2018, we had $138.6 million of remaining transaction price allocated to performance obligations which are unsatisfied or partially unsatisfied, of which $57.4 million is associated with related parties. For the $57.4 million associated with related parties, we expect to recognize approximately 64 percent of our remaining transaction price as revenue within the next 12 months following June 30, 2018 and an additional 34 percent in the 12 months thereafter, and the remaining 2 percent thereafter. For the remaining $81.2 million, we expect to recognize approximately 39 percent of our remaining transaction price as revenue within the next 12 months following June 30, 2018, an additional 26 percent in the 12 months thereafter, and the remaining 35 percent thereafter. We have elected to utilize the practical expedient of excluding contracts with an original duration of one year or less. As a result, the majority of our molecular information services contracts are excluded from the calculation and the balance is primarily comprised of transaction price associated with our long-term pharma research and development service contracts, as well as the molecular information platform program within the R&D Collaboration Agreement with Roche.

During the three and six months ended June 30, 2018, we recognized $1.7 million and $3.0 million, respectively, of revenue from performance obligations satisfied in prior periods, as a result of changes in the estimation of the transaction price for certain arrangements. Changes in the estimation of the transaction price for our clinical molecular information services revenue occur when we adjust our initial estimate based on actual cash collection experience from payors. Changes in the estimation of the transaction price for our pharma research and development services revenue occur based on revisions to our estimate of the constraint for variable consideration of performance-based milestones.

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

Restricted cash consists of deposits securing letters of credit issued to lessors as collateral in connection with the Company’s operating leases. As of each June 30, 2018 and December 31, 2017, the Company had restricted cash of $2.3 million.

7.	Contract Balances

The timing of revenue recognition, invoicing, and cash collection results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities). The Company presents current contract assets within prepaid expenses and other current assets and non-current contract assets within other assets, while accounts receivable and deferred revenue are presented separately on the Condensed Consolidated Balance Sheet. For clinical molecular information services revenue, billing generally occurs at the same time as revenue recognition, meaning the Company does not record unbilled receivables or deferred revenue related to these services. For biopharmaceutical molecular information services revenue, billing generally occurs at the same time as revenue recognition. However, we sometimes receive payment in advance of services being performed. For example, contracts may contain upfront payments or, for our subscription-type arrangements, may call for invoicing at the start of each quarter. Both of these scenarios result in the recording of deferred revenue. For Pharma research and development services, the timing between revenue recognition and invoicing is likely to vary due to the longer-term nature of these contracts. For example, these contracts often contain upfront payments, which results in the recording of deferred revenue to the extent cash is received prior to our performance of the related services. Conversely, these contracts typically contain performance-based milestones. Dependent on our estimation of variable consideration and application of the constraint, we may recognize revenue as we perform toward these milestones but prior to achievement of the milestones, which would result in the recording of contract assets. In all cases, deferred revenue is relieved as we perform under our obligations and revenue is consequently recognized. Contract assets are relieved when milestones are achieved and we invoice the customer, thereby shifting the balances from contract assets to accounts receivable. Revenue recognized in the three and six months ended June 30, 2018 that was included in the deferred revenue balance as of December 31, 2017 was $0.4 million and $4.3 million, respectively, and represented primarily revenue from provision of sample profiling services under the reserved capacity arrangement with Roche. As of June 30, 2018, the Company had current unbilled receivables of $0.2 million and non-current unbilled receivables of $0.4 million, as compared to current unbilled receivables of $0.7 million and non-current unbilled receivables of $0.6 million as of January 1, 2018. The Company did not record unbilled receivables for its contract assets prior to adoption of ASC 606 on January 1, 2018.

Two customer account receivable balances consisting of $11,402,000 and $8,604,000 were greater than 10% of the total accounts receivable balance, including receivables due from Roche, representing 22% and 16%, respectively, of total accounts receivable at June 30, 2018. Two customer account balances consisting of $10,159,000 and $8,990,000 were greater than 10% of the total accounts receivable balance, including receivables due from Roche, representing 34% and 30%, respectively, of total accounts receivable at December 31, 2017.

8.	Inventory

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$20,129	$8,963
Work-in-process	5,686	4,208
	$25,815	$13,171

9.	Property and Equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30, 2018	December 31, 2017
Lab equipment	$37,867	$36,533
Computer equipment	12,285	11,808
Software	13,013	10,694
Furniture and office equipment	5,442	3,959
Leasehold improvements	37,765	26,968
Construction in progress	10,214	7,523
Total cost	116,586	97,485
Less: accumulated depreciation and amortization	(65,808)	(56,366)
Total property and equipment, net	$50,778	$41,119

Depreciation and amortization expense for the three and six months ended June 30, 2018 was $5,350,000 and $10,715,000, respectively, and $4,375,000 and $8,841,000 for the three and six months ended June 30, 2017, respectively. The Company classifies capitalized internal use software in lab equipment, computer equipment and software based on its intended use.

10.	Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll and employee-related costs	$15,475	$19,630
Professional services	6,319	7,935
Property and equipment purchases	4,733	688
Other	5,729	8,492
Total accrued expenses and other current liabilities	$32,256	$36,745

11.	Debt

On July 31, 2017, the Company entered into an Amendment Letter Agreement (the “Amendment”) with Roche Finance Ltd (“Roche Finance”), amending the Credit Facility Agreement, dated August 2, 2016, between the Company and Roche (the “Existing Credit Facility” and, as amended, the “Roche Credit Facility”).

The Amendment amends certain provisions of the Existing Credit Facility to provide for an extension of the period during which the Company may borrow funds from three to four years, ending August 2, 2020 (the “Draw Period”), and an increase in the available funds from $100 million to $200 million, of which $80 million was made available immediately and $120 million was made available upon the achievement of certain milestones. Pursuant to the Amendment, loans made under the Roche Credit Facility will bear interest at 6.5% per annum, as compared to 5% under the Existing Credit Facility. The Company shall pay Roche quarterly during the Draw Period and for six months thereafter accrued interest on the outstanding principal of the loans. Beginning six months after the Draw Period and for five years thereafter, the Company shall pay Roche quarterly equal payments of principal, with accrued interest, in arrears until maturity of the Roche Credit Facility on February 2, 2026 (the “Final Maturity Date”). The Company shall also pay Roche a quarterly commitment fee of 0.4% per annum on the available commitment until the end of the Draw Period, as compared to 0.3% under the Existing Credit Facility. The other provisions of the Existing Credit Facility remain substantially unchanged. The proceeds from the Roche Credit Facility are intended to be used for R&D and commercialization, corporate development, and working capital management.

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

The Roche Credit Facility contains certain affirmative covenants, including, among others, obligations for the Company to provide monthly and annual financial statements, to meet specified minimum cash requirements, to provide tax gross-up and indemnification protection, and to comply with laws. The Roche Credit Facility also contains certain negative covenants, including, among others, restrictions on the Company’s ability to dispose of certain assets, to acquire another company or business, to encumber or permit liens on certain assets, to incur additional indebtedness (subject to customary exceptions), and to pay dividends on the Company’s common stock. The Company was in compliance with its covenants under the Roche Credit Facility as of June 30, 2018.

The Roche Credit Facility contains customary events of default, including, among others, defaults due to non-payment, bankruptcy, failure to comply with covenants, breaches of representations and warranties, a change of control, a material adverse effect and judgment defaults. Upon the occurrence and continuation of an event of default following applicable notice and cure periods, amounts due under the Roche Credit Facility may be accelerated. The Company had no events of default under the Roche Credit Facility as of June 30, 2018.

As of June 30, 2018, the Company had $110 million in borrowings outstanding and $90 million of unused and available credit under the Roche Credit Facility. Interest expense was $1.7 million and $2.9 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

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

	Three and Six Months Ended
	June 30,
	2018	2017
Outstanding stock options	385,974	1,012,833
Unvested restricted stock	956,247	1,524,058
Total	1,342,221	2,536,891

13.	Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term nature of the instruments. The fair value of our outstanding debt balance approximates the carrying value as of the balance sheet date. The principal amount of our outstanding debt balance at June 30, 2018 and December 31, 2017 was $110.0 million and $60.0 million, respectively.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurement at June 30, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$25,367	$—	$—	$25,367
Total assets	$25,367	$—	$—	$25,367
Liabilities:
Indebtedness to Roche	$—	$110,000	$—	$110,000
Total liabilities	$—	$110,000	$—	$110,000

	Fair Value Measurement at December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$25,183	$—	$—	$25,183
Total assets	$25,183	$—	$—	$25,183
Liabilities:
Indebtedness to Roche	$—	$60,000	$—	$60,000
Total liabilities	$—	$60,000	$—	$60,000

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in the statement of operations and comprehensive loss. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. Items measured at fair value on a recurring basis at June 30, 2018 include cash equivalents and indebtedness to Roche. The Company did not elect to remeasure any other existing financial assets or liabilities, and did not elect the fair value option for any other financial assets and liabilities transacted during the three and six months ended June 30, 2018 and 2017.

14.	Stockholders’ Equity

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2018	December 31, 2017
Unvested restricted stock	956,247	1,164,040
Common stock options	385,974	666,717
Shares available for issuance under the 2013 Stock Option and Incentive Plan	4,618,038	3,273,334
Shares available for issuance under the 2013 Employee Stock Purchase Plan	788,503	788,503
	6,748,762	5,892,594

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

Number of Shares
Unvested at December 31, 2017	1,164,040
Granted	296,005
Vested	(332,586)
Forfeited	(171,212)
Unvested at June 30, 2018	956,247

Total stock-based compensation expense recognized for restricted stock awards was $3,935,000 and $6,932,000 for the three and six months ended June 30, 2018, respectively, and $6,071,000 and $11,710,000 for the three and six months ended June 30, 2017, respectively.

Stock Options

A summary of stock option activity under the 2010 Stock Plan and the 2013 Stock Plan for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2017	666,717	$19.53	5.6	$32,450
Granted	—	—
Exercised	(272,917)	19.48
Forfeited	(7,826)	34.10
Outstanding as of June 30, 2018	385,974	$19.27	5.3	$45,325
Exercisable as of June 30, 2018	360,495	$18.40	5.1	$42,646

The Company recorded total stock-based compensation expense for stock options granted to employees, directors and non-employees from the 2010 Stock Plan and the 2013 Stock Plan of $150,000 and $361,000 for the three and six months ended June 30, 2018, respectively, and $655,000 and $1,415,000 for the three and six months ended June 30, 2017, respectively.

The Company recorded stock-based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$309	$563	$547	$1,658
Selling and marketing	957	1,297	1,869	2,517
General and administrative	1,813	3,159	3,094	5,937
Research and development	1,006	1,707	1,783	3,013
Total	$4,085	$6,726	$7,293	$13,125

As of June 30, 2018, unrecognized compensation cost of approximately $36,046,000 related to non-vested stock options and restricted stock awards is expected to be recognized over weighted-average period of 2.4 years.

15.	Commitments and Contingencies

Legal Matters

From time to time, we are a party to litigation arising in the ordinary course of its business. On July 28, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, against the Company and certain of its current and former executives, captioned Mahoney v. Foundation Medicine, Inc., et al., No. 1:17-cv-11394. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions when providing 2015 financial guidance. The lawsuit seeks among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between February 26, 2014 and November 3, 2015, interest, attorneys’ fees and costs, and unspecified equitable/injunctive relief.  On December 22, 2017, the plaintiffs filed an amended class action complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning providing 2015 financial guidance and other statements during the class period concerning demand and reimbursement for certain of the Company’s tests.  On February 20, 2018, the Company moved to dismiss the complaint for failure to state a claim, which plaintiffs opposed on April 23, 2018. On June 7, 2018, defendants filed a reply in further support of their motion to dismiss.  The court has not yet scheduled oral argument on defendants’ motion to dismiss. We believe this case is without merit and, therefore, continue to vigorously defend ourselves against the allegations.

On July 10, 2018, a putative securities class action complaint, Wang v. Foundation Medicine, Inc. et al., No. 1:18-cv-11435, was filed in the United States District Court for the District of Massachusetts by purported Company shareholder Elaine Wang against the Company and the Company’s directors in connection with the offer by Roche to acquire all of the issued and outstanding shares of our common stock (the “Offer”). An amended complaint (the “Wang Complaint”) was filed on July 11, 2018 against the Company, the Company’s directors and Roche. The Wang Complaint alleged that the Schedule 14D-9 filed by the Company on July 2, 2018 in connection with the Offer omitted certain supposedly material information concerning (1) communications regarding the positions of the Company’s directors and officers following the transactions, (2) communications regarding compensation to be paid to the Company’s directors and officers in connection with the transactions, and (3) compensation received by Goldman Sachs in connection with the Company’s initial public offering and Roche Holdings’ 2015 investment in the Company. The Wang Complaint asserted claims against all the defendants for violation of Sections 14(d) and 14(e) of the Exchange Act, and against the Company’s directors and Roche Holdings for violation of Section 20(a) of the Exchange Act. The Wang Complaint sought declaratory and injunctive relief, as well as damages and attorneys’ fees and costs. On July 31, 2018, the plaintiff filed a notice of voluntary dismissal, dismissing the case with prejudice.

On July 11, 2018, a putative securities class action complaint, Kent v. Foundation Medicine, Inc. et al., No. 1:18-cv-01028 (the “Kent Complaint”), was filed in the United States District Court for the District of Delaware by purported Company shareholder Michael Kent against the Company, the Company’s directors and Roche in connection with the Offer. The Kent Complaint alleged that the Schedule 14D-9 filed by the Company on July 2, 2018 in connection with the Offer omitted certain supposedly material information concerning (1) communications regarding the positions of the Company’s directors and officers following the transactions and (2) compensation received by Goldman Sachs in connection with the Company’s initial public offering and Roche Holdings’ 2015 investment in the Company. The Kent Complaint asserted claims against all the defendants for violation of Sections 14(d) and 14(e) of the Exchange Act, and against the Company’s directors and Roche for violation of Section 20(a) of the Exchange Act. The Kent Complaint sought declaratory and injunctive relief, as well as damages and attorneys’ fees and costs. On August 2, 2018, the plaintiff filed a notice of voluntary dismissal, dismissing the case without prejudice.

16.	Related Party Transactions

Roche Holdings, Inc. and its affiliates

Related-party molecular information services revenue from Roche for the three and six months ended June 30, 2018 was $12,005,000 and $26,820,000, respectively, and $5,520,000 and $11,024,000 for the three and six months ended June 30, 2017, respectively, which was earned under the Molecular Information Platform Program and Ex-U.S. Commercialization Agreement.

Related-party pharma research and development services revenue from Roche for the three and six months ended June 30, 2018 was $2,567,000 and $4,034,000, respectively, and $3,492,000 and $7,635,000 for the three and six months ended June 30, 2017, respectively, from the reimbursement of R&D costs under the CDx Development, Immunotherapy Testing Platform Development and other programs.

Costs of related-party molecular information services from Roche were $4,800,000 and $10,748,000 for the three and six months ended June 30, 2018, respectively, and $2,045,000 and $2,945,000 for the three and six months ended June 30, 2017, respectively, which consisted of costs incurred under the Molecular Information Platform Program and costs related to the delivery of services outside of the United States under the Ex-U.S. Commercialization Agreement.

At June 30, 2018, $11,402,000 and $8,190,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement with Roche. At December 31, 2017, $10,159,000 and $3,742,000 was included in total accounts receivable and deferred revenue, respectively, related to this arrangement with Roche. As of June 30, 2018, the Company had $110 million in borrowings outstanding under the Roche Credit Facility. There were no other material Roche-related balances included in the condensed consolidated financial statements as of June 30, 2018 or December 31, 2017, or for the three and six months ended June 30, 2018 and 2017.

17.	Subsequent Events

On July 10, 2018, the Company and Roche entered into a Seventh Amendment to the R&D Collaboration Agreement, which modified certain capacity and fee provisions related to the molecular information platform program, effective as of April 7, 2018.

On June 19, 2018, the Company entered into an Agreement and Plan of Merger, dated as of June 18, 2018, as amended (the “Merger Agreement”), with Roche Holdings, Inc., a Delaware corporation (“Parent” or “Roche Holdings”), and 062018 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent in a two-step all-cash transaction, consisting of a tender offer, followed by a subsequent back-end merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Roche Holding Ltd. Pursuant to the Merger Agreement, Parent caused Merger Sub to conduct a tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Shares”), of the Company at a price of $137.00 per Share (the “Offer Price”), net to the seller in cash, without interest and subject to any applicable withholding of taxes, and on the terms and conditions set forth in the Merger Agreement.

The Offer expired at 12:00 midnight, New York City time, at the end of the day on Monday, July 30, 2018. Citibank, N.A., in its capacity as depositary for the Offer (the “Depositary”), advised that, as of the expiration of the Offer, a total of 12,535,376 Shares (excluding Shares with respect to which notices of guaranteed delivery were delivered and for which certificates were not yet delivered) were validly tendered and not validly withdrawn pursuant to the Offer, representing approximately 77.3% of the Shares outstanding as of the expiration of the Offer (excluding those Shares held by Roche Holdings and its affiliates) and, when taken together with the Shares owned by Roche Holdings and its affiliates, representing approximately 90.1% of the Shares outstanding as of the expiration of the Offer. In addition, the Depositary advised that, as of July 31, 2018, Notices of Guaranteed Delivery were delivered with respect to approximately 1,342,573 Shares that had not yet been tendered, representing approximately 3.6% of the outstanding Shares. Each condition to the Offer was satisfied, and Merger Sub irrevocably accepted for payment all Shares that were validly tendered and not withdrawn.

On July 31, 2018, the Merger was completed pursuant to Section 251(h) of the DGCL, with no vote of the Company’s stockholders required to consummate the Merger. Upon the consummation of the Merger, the Company became an indirect wholly owned subsidiary of Roche Holding Ltd.  The aggregate consideration paid by Merger Sub in the Offer and Merger to purchase all outstanding Shares (other than the Shares owned by Roche Holdings and its affiliates) and other equity-based interests of the Company pursuant to the Offer and the Merger, was approximately $2.2 billion.

In connection with the consummation of the Merger, the Company (i) notified The Nasdaq Stock Market (“Nasdaq”) of the consummation of the Merger and (ii) requested that Nasdaq (x) halt trading in the Shares on the morning of July 31, 2018, prior to market open, and suspend trading of the Shares effective as of the close of business on July 31, 2018 and (y) file with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has filed with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report and our prior filings with the Securities and Exchange Commission, or SEC, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a molecular information company focused on fundamentally changing the way in which patients with cancer are evaluated and treated. We believe an information-based approach to making clinical treatment decisions based on comprehensive genomic profiling, or CGP, will become a standard of care for patients with cancer. We derive revenue from selling molecular information services that are enabled by our molecular information platform to physicians and biopharmaceutical companies. Our platform includes proprietary methods and algorithms for analyzing specimens across all types of cancer, and for incorporating that information into clinical care in a concise and user-friendly fashion. Our services provide genomic information about each patient’s individual cancer, enabling physicians to optimize treatments in clinical practice and biopharmaceutical companies to develop targeted oncology therapies more effectively. We believe we have a significant first mover advantage in providing a portfolio of CGP and molecular information services on a commercial scale.

Our clinical molecular information services, which include FoundationOne CDx, a U.S. Food & Drug Administration, or FDA, approved broad companion diagnostic assay for solid tumors, FoundationOne for solid tumors, FoundationOneHeme for blood-based cancers, or hematologic malignancies, and sarcomas, and FoundationACT, a blood-based (liquid biopsy) assay to measure circulating tumor DNA, or ctDNA, are widely available comprehensive genomic profiles designed for use in the routine care of patients with cancer and in research.

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

Since our inception in 2009, we have devoted substantially all of our resources to the development of our molecular information platform, the commercialization of FoundationOne, FoundationOneHeme, FoundationACT and FoundationOne CDx. We have incurred significant losses since our inception, and as of June 30, 2018 our accumulated deficit was $558.9 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations, including supporting the commercial launch of FoundationOne CDx, invest in our molecular information platform and additional services, and continue to scale our technology and data infrastructure.

FoundationOne, FoundationOneHeme, and FoundationACT have been commercialized as laboratory developed tests, or LDTs, which are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and are not currently regulated as medical devices under the Federal Food, Drug and Cosmetic Act. FoundationOne CDx is an FDA-approved companion diagnostic assay. We believe our work developing companion diagnostic assays with our biopharmaceutical partners accelerates our progress in this area, and is a key component of our strategy and a significant differentiator for our business.

Recent Developments

On April 11, 2018, we announced the presentation of new findings at the American Association for Cancer Research (AACR) Annual Meeting, supporting the use of both tissue- and blood-based CGP, to advance personalized cancer care and inform the use of targeted and immunotherapy treatment approaches.

On April 26, 2018, we announced that the FDA granted a Breakthrough Device designation (formerly Expedited Access Pathway program) for our new liquid biopsy assay, which is an expanded version of our FoundationACT assay. The new assay will include more than 70 genes and genomic biomarkers for microsatellite instability, or MSI, and blood tumor mutational burden, or bTMB. If approved, this test could be the first FDA-approved liquid biopsy assay to incorporate multiple companion diagnostics and multiple biomarkers to inform the use of targeted oncology therapies, including immunotherapies.

On April 26, 2018, we announced a three-party collaboration with Roche and Dian Diagnostics Group, Co., Ltd., or Dian, to integrate the Company’s CGP assays into clinical patient care in mainland China and establish a collaboration with Dian for the purpose of implementing our Ex-U.S. Commercialization Agreement in China. Under the collaboration, Dian is the exclusive clinical sequencing partner in China for FoundationOne, FoundationACT and FoundationOneHeme, enabling the delivery of molecular information services associated with these tests for patients in China. Roche maintains commercial exclusivity for the Company’s molecular information services in China, and in cooperation with Dian continues its current in-county activities to support the broad integration of CGP into clinical care.

On May 2, 2018, we announced a comprehensive gene expression profiling (GEP) program to support precision oncology clinical research and development, or R&D.

On May 21, 2018, we announced that under the Protecting Access to Medicare Act of 2014 (PAMA) CMS approved new Advanced Diagnostic Laboratory Test (ADLT) status for FoundationOne CDx.

On May 24, 2018, we announced a collaboration with Merck, known as MSD outside the United States and Canada, to develop immuno-oncology companion diagnostic tests for use with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy and the first approved immunotherapy for MSI high or mismatch repair deficient solid tumors. The companies will collaborate on the development of a pan-cancer companion diagnostic to measure MSI, potentially companion diagnostics for tumor mutational burden, or TMB, and other potential novel biomarkers of response.

On May 29, 2018, we announced that new data generated from our CGP assays was to be presented at the American Society of Clinical Oncology (ASCO) Annual Meeting from June 1-5, 2018 in Chicago. The company and our collaborators presented a total of 28 studies, including two oral presentations.

On June 18, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Roche and 062018 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Roche, or Merger Sub, providing for the acquisition of us by Roche in a two-step all-cash transaction, consisting of a tender offer, or the Offer, followed by a subsequent back-end merger of Merger Sub with and into us, or the Merger, with us surviving the Merger as an indirect wholly owned subsidiary of Roche Holding Ltd. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Roche caused Merger Sub to commence the Offer for all of our outstanding shares of common stock not beneficially held by Roche at a purchase price of $137.00 per share, net to the seller in cash, without interest and subject to any withholding taxes, and on the terms and conditions set forth in the Merger Agreement.

On July 10, 2018, we and Roche entered into a Seventh Amendment to the Research and Development Collaboration Agreement, or R&D Collaboration Agreement, which modified certain capacity and fee provisions related to the molecular information platform program, effective as of April 7, 2018.

On July 18, 2018, we and Guardant Health, Inc. announced an agreement to settle a patent infringement lawsuit brought by Foundation Medicine against Guardant concerning U.S. Patent No. 9,340,830. Under the terms of the settlement, the lawsuit and counterclaims, as well as challenges to the patent in inter partes review, have been dismissed.

Acquisition

On June 19, 2018, the Company entered into an Agreement and Plan of Merger, dated as of June 18, 2018, as amended (the “Merger Agreement”), with Roche Holdings, Inc., a Delaware corporation (“Parent” or “Roche Holdings”), and 062018 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent in a two-step all-cash transaction, consisting of a tender offer, followed by a subsequent back-end merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Roche Holding Ltd. Pursuant to the Merger Agreement, Parent caused Merger Sub to conduct a tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Shares”), of the Company at a price of $137.00 per Share (the “Offer Price”), net to the seller in cash, without interest and subject to any applicable withholding of taxes, and on the terms and conditions set forth in the Merger Agreement.

The Offer expired at 12:00 midnight, New York City time, at the end of the day on Monday, July 30, 2018. Citibank, N.A., in its capacity as depositary for the Offer (the “Depositary”), advised that, as of the expiration of the Offer, a total of 12,535,376 Shares (excluding Shares with respect to which notices of guaranteed delivery were delivered and for which certificates were not yet delivered) were validly tendered and not validly withdrawn pursuant to the Offer, representing approximately 77.3% of the Shares outstanding as of the expiration of the Offer (excluding those Shares held by Roche Holdings and its affiliates) and, when taken together with the Shares owned by Roche Holdings and its affiliates, representing approximately 90.1% of the Shares outstanding as of the expiration of the Offer. In addition, the Depositary advised that, as of July 31, 2018, Notices of Guaranteed Delivery were delivered with respect to approximately 1,342,573 Shares that had not yet been tendered, representing approximately 3.6% of the outstanding Shares. Each condition to the Offer was satisfied, and Merger Sub irrevocably accepted for payment all Shares that were validly tendered and not withdrawn.

On July 31, 2018, the Merger was completed pursuant to Section 251(h) of the DGCL, with no vote of the Company’s stockholders required to consummate the Merger. Upon the consummation of the Merger, the Company became an indirect wholly owned subsidiary of Roche Holding Ltd.  The aggregate consideration paid by Merger Sub in the Offer and Merger to purchase all outstanding Shares (other than the Shares owned by Roche Holdings and its affiliates) and other equity-based interests of the Company pursuant to the Offer and the Merger, was approximately $2.2 billion.

In connection with the consummation of the Merger, the Company (i) notified The Nasdaq Stock Market (“Nasdaq”) of the consummation of the Merger and (ii) requested that Nasdaq (x) halt trading in the Shares on the morning of July 31, 2018, prior to market open, and suspend trading of the Shares effective as of the close of business on July 31, 2018 and (y) file with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has filed with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

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

Effective January 1, 2018, the Company began recognizing revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. The Company adopted ASC 606 using the modified retrospective method of adoption, meaning the cumulative effect of applying ASC 606 has been recognized to accumulated deficit at January 1, 2018, the date of adoption of ASC 606, and prior comparative periods will not be recast to reflect ASC 606. As a result, revenue for the three and six months ended June 30, 2017 is presented in accordance with FASB ASC Topic 605, Revenue Recognition, or ASC 605, whereas revenue for the three and six months ended June 30, 2018 is presented under ASC 606. ASC 606 provides a five-step model for recognizing revenue that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

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

For the majority of physician orders within the United States, the payment we ultimately receive depends upon the rate of reimbursement from commercial third-party payors and government payors. We are not currently a participating provider with most commercial third-party payors and, therefore, do not have specific coverage decisions from those third-party payors for our services with established payment rates. As a result, for most of our commercial third-party payors we are not a contracted provider and, therefore, do not have specific coverage decisions from those third-party payors for our specific services with established payment rates. Currently, most of the commercial third-party payors that reimburse our claims do so based upon Current Procedural Terminology, or CPT, codes, the predominant methodology, or based on other methods such as percentages of charges or other formulas that, to our knowledge are not specific to us, and are not made known to us. In addition, a small portion of commercial third-

party payors outsource our claims to preferred provider organizations or third-party administrators, which entities process our claims and pay us directly at negotiated rates. Further, coverage and payment for reimbursement claims for our services are determined by each third-party payor on a case-by-case basis.

As of June 30, 2018, we were not a participating provider in any state Medicaid program, and therefore, did not have coverage determinations under which our tests were covered by these Medicaid programs. We are a participating provider in the Medicare program.

For tests that we offer that are not subject to an NCD, local Medicare Administrative Contractors, or MACs, that administer the Medicare program in various regions may, in their discretion but subject to Medicare rules, determine coverage, rates of reimbursement and payment.

The local MAC for our laboratory in Cambridge, Massachusetts is National Government Services which succeeded the previous local MAC NHIC, Corp., or NHIC.  In connection with the launch of FoundationOne, our first commercial test, and following discussions with NHIC, we agreed to not submit claims for FoundationOne tests provided to Medicare patients while NHIC assessed the appropriate coding, coverage, and payment for FoundationOne as a whole. To accommodate NHIC’s request, we deferred the submission of claims until November 2013, when we commenced the process of submitting claims to National Government Services for FoundationOne and FoundationOneHeme tests for Medicare patients with dates of service on or after November 1, 2013. We have submitted these claims for FoundationOne and FoundationOneHeme tests to National Government Services using a miscellaneous CPT code, and have not recognized revenue from Medicare for those claims to date. National Government Services, issued a final Local Coverage Determination, or LCD, effective April 1, 2016, to provide coverage for hotspot tests of 5 to 50 genes for patients with metastatic non-small cell lung cancer, or NSCLC. We do not believe this LCD reflects coverage for our CGP services, which include comprehensive analysis of greater than 50 genes and all classes of alterations. As of June 30, 2018, National Government Services has either denied the FoundationOne or FoundationOneHeme claims that we have submitted using stacked CPT codes, or not processed and reimbursed us for the claims in a manner that we believe is consistent with applicable processing guidelines. In August 2016, we began submitting claims for FoundationACT tests associated with our Cambridge, Massachusetts laboratory to National Government Services using stacked CPT codes, and as of June 30, 2018, we have recognized revenue from many of those claims.

The local MAC for our laboratory in Research Triangle Park, North Carolina, is Palmetto GBA, or Palmetto.  In May 2016, Palmetto issued a final LCD, or Palmetto LCD, to cover highly validated CGP received by Medicare patients initially diagnosed with Stage IIIB and Stage IV NSCLC and who otherwise meet the eligibility criteria of the Palmetto LCD.

In January 2017, we began submitting claims to Palmetto for FoundationOne test requisitions where components of our testing services were performed in our North Carolina facility. In March 2017, we began receiving payment for eligible NSCLC claims submitted under the Palmetto LCD based upon the allowable rate of $3,416 per test. In December 2016, Palmetto originally issued three draft LCDs for the use of CGP to guide treatment in patients with metastatic colorectal cancer, with metastatic melanoma, and with advanced primary peritoneal, fallopian tube and ovarian cancer, respectively. In March 2018, Palmetto re-issued revised versions of these draft LCDs, and accepted public comments on such drafts until May 10, 2018.  If finalized as proposed, FoundationOne will be covered by Medicare when provided to patients with these conditions consistent with the terms of these LCDs.

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

As of June 30, 2018, we had cash and cash equivalents of approximately $53.4 million. If we are not able to obtain additional coverage decisions over the longer term, and our available cash and cash equivalents balances, cash flows from operations, and available borrowings are insufficient to satisfy our liquidity requirements, we may require additional capital beyond our currently anticipated amounts. As of June 30, 2018, under the Credit Facility Agreement with Roche Finance Ltd dated August 2, 2016, as amended by the Amendment Letter Agreement with Roche Finance Ltd, dated July 31, 2017, or the Roche Credit Facility, we have $90 million of unused and available credit.  Additional capital may not be available on reasonable terms, or at all.

We also receive a small portion of revenue from patients who make co-payments and pay deductibles. In addition, while we take on the primary responsibility for obtaining third-party reimbursement on behalf of patients, including appeals for any initial denials, we bill patients for amounts that are determined to be due from the patient. We initiated the process to seek reimbursement from Medicare at the end of 2013, and as part of the Medicare reimbursement process, we seek advance beneficiary notices (ABNs) from Medicare patients to enable us to bill a Medicare patient for all or part of a claim that is denied coverage by Medicare. We offer a comprehensive patient assistance program to provide financial support to patients whose incomes are below certain thresholds, and we also may allow for extended payment terms, as necessary, given the patient’s economic situation.

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

Pharma research and development services may include single or multiple performance obligations dependent on the contract. R&D services typically represent a single performance obligation as the Company performs a significant integration service for the individual goods or services in the research and development workstream, such as analytical validation and regulatory submissions. The individual promises are not separately identifiable from other promises in the contracts and, therefore, are not distinct. However, in certain contracts, a partner may engage the Company for multiple distinct R&D workstreams which are both capable of being distinct and separately identifiable from other promises in the contracts and, therefore, distinct performance obligations. Additionally, for regulatory contracts in pursuit of approval of a companion diagnostic assay, the Company identifies a performance obligation for commercial availability of the assay subsequent to obtaining regulatory approval.

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

Cost of Molecular Information Services Revenue

Cost of molecular information services revenue generally consists of specific reagents, specific consumable lab supplies, and shared costs that are allocated to our molecular information services – our FoundationOne CDx, FoundationOne, FoundationOneHeme, and FoundationACT tests – either on a direct or indirect basis, resulting in an overall cost for each specific test. The shared costs that are allocated to each test include personnel expenses (comprised of salaries, bonuses, employee benefits and stock-based compensation expenses), depreciation of laboratory equipment and amortization of leasehold improvements, shipping costs, third-party laboratory costs, and certain overhead expenses. Costs associated with performing tests are recorded as tests are processed.

Cost of Related-Party Molecular Information Services Revenue from Roche

Cost of Related-party molecular information services revenue from Roche is generally derived by taking the cost per test described above and applying it to each of the FoundationOne CDx, FoundationOne, FoundationOneHeme and FoundationACT tests processed for Roche. Costs of Related-party molecular information services revenue from Roche are associated with performing molecular information services for Roche under both the (i) molecular information platform program within our R&D Collaboration Agreement with Roche, and (ii) our Ex-U.S. Commercialization Agreement with Roche. Revenues from tests performed by us under the molecular information platform and the Ex-U.S. Commercialization Agreement are recognized in the Related-party molecular information services from Roche caption within our Consolidated Statements of Operations and Comprehensive Loss.

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

During the three months ended June 30, 2018 and 2017, our selling and marketing expenses represented approximately 30% and 49%, respectively, of our total revenue and during the six months ended June 30, 2018 and 2017, selling and marketing expenses represented approximately 32% and 55%, respectively, of our total revenue. We expect our selling and marketing expenses to continue to increase in absolute dollars as we grow our client service infrastructure, increase our marketing and medical affairs activities to drive further awareness and adoption of our current molecular information services, and any future services we may develop.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of new and enhanced services, immunotherapy biomarker-testing, companion diagnostic development, significant service improvements, clinical trials to evaluate the clinical utility of our services, the development of our FoundationCore knowledgebase, and various technology applications such as FoundationSmartTrials. Costs to develop our technology capabilities are recorded as research and development unless they meet the criteria to be capitalized as internal-use software costs. Our R&D activities include the following costs:

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

Other Income

Other income includes the gain equity investments, disposal of certain long-lived assets, and foreign exchange transactions.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue:
Molecular information services	$38,702	$24,777	$13,925	56%
Related-party molecular information services from Roche	12,005	5,520	6,485	117%
Pharma research and development services	3,732	1,215	2,517	207%
Related-party pharma research and development services from Roche	2,567	3,492	(925)	(26)%
Total revenue	57,006	35,004	22,002	63%
Costs and expenses
Cost of molecular information services	22,676	19,537	3,139	16%
Cost of related-party molecular information services from Roche	4,800	2,045	2,755	135%
Selling and marketing	17,141	17,115	26	0%
General and administrative	19,771	17,648	2,123	12%
Research and development	24,702	22,973	1,729	8%
Total costs and expenses	89,090	79,318	9,772	12%
Loss from operations	(32,084)	(44,314)	12,230	28%
Interest (expense) income, net	(1,477)	56	(1,533)	2738%
Other income	182	—	182	100%
Net loss	$(33,379)	$(44,258)	$10,879	25%

Revenue

Molecular Information Services

Molecular information services revenue for the three months ended June 30, 2018 and 2017, respectively, were comprised of the following:

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Clinical:
Molecular information services	$20,709	$11,977	$8,732	73%
Related-party molecular information services from Roche	3,089	964	2,125	220%
Total clinical revenue	23,798	12,941	10,857	84%

Pharma:
Molecular information services	17,993	12,800	5,193	41%
Related-party molecular information services from Roche	8,916	4,556	4,360	96%
Total pharma revenue	26,909	17,356	9,553	55%

Total molecular information services revenue	$50,707	$30,297	$20,410	67%

Molecular information services revenue, including Roche related-party revenue, increased to $50.7 million for the three months ended June 30, 2018 from $30.3 million during the three months ended June 30, 2017. Revenue from tests reported to our ordering physicians increased to $23.8 million for the three months ended June 30, 2018 from $12.9 million for the three months ended June 30, 2017. The increase in revenue was partly driven by the increase in the number of tests reported for patients located in the United States, including the commercial launch of FoundationOne CDx, as well as an increase in revenue recorded under our Roche Ex-U.S. Commercialization Agreement. The change to revenue recognition under ASC 606 was not a reason for the increase in revenue from tests reported to our ordering physicians, as clinical revenue under ASC 605 in the three months ended June 30, 2018 would have been approximately $25.7 million.

Molecular information services revenue from our biopharma customers increased to $26.9 million from $17.4 million for the three months ended June 30, 2018 and 2017, respectively, and was driven by increased testing volume from new and existing customers.

Related-party molecular information services revenue from Roche was $12.0 million and $5.5 million for the three months ended June 30, 2018 and 2017, respectively, the majority of which is revenue earned under the Molecular Information Platform Program and Ex-U.S. Commercialization Agreement.

During the three months ended June 30, 2018, we reported a total of 22,991 CGP tests for clinical use to ordering physicians, including 6,274 FoundationOne CDx tests, 1,984 FoundationOneHeme tests, and 1,937 FoundationACT tests, as compared to 15,924 tests reported during the three months ended June 30, 2017, including 1,608 FoundationOneHeme tests, 1,594 FoundationACT tests, and 280 FoundationFocus CDx BRCA tests.

For CGP tests delivered in the US for clinical use during the three months ended June 30, 2018, we estimate we will be paid on approximately 37% of these tests at an average rate of approximately $2,600 when paid. Despite our lack of broad coverage decisions across many commercial third-party payors, we have been partially successful in securing reimbursement from these payors. However, it is difficult to predict future reimbursement as a result of variable reimbursement payments and continuously developing coverage decisions.

We delivered the results of 6,741 and 4,762 tests to our biopharmaceutical customers during the three months ended June 30, 2018 and 2017, respectively, and the average revenue per test sold was approximately $3,200 and $3,400 for the same periods.

Pharma Research and Development Services

Pharma research and development services revenue, including Roche related-party revenue, increased to $6.3 million for the three months ended June 30, 2018 from $4.7 million during the three months ended June 30, 2017. The increase was primarily driven by revenue earned under R&D service agreements with our various biopharma partners. Pharma research and development services revenue under ASC 605 for the three months ended June 30, 2018 would have totaled approximately $10.3 million. The decrease of approximately $4.0 million of revenue recorded under ASC 606 results from achievement of performance-based milestones for companion diagnostic development services performed for a biopharma partner. During the three months ended June 30, 2018, certain milestones were achieved which lifted the ASC 605 limitation on revenue recognition which existed at March 31, 2018 related to our right to invoice upon achievement of milestones. Under ASC 606, revenue for the earned portion of these services, based on our measure of progress of work performed to-date, was previously recognized in the three months ended March 31, 2018, as ASC 606 revenue recognition is not limited by achievement of such milestones.

Related-party pharma research and development services for Roche includes related-party revenue from Roche of $2.6 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively. The decrease was primarily driven by a decrease in revenue earned under the Companion Diagnostic (CDx) Development Program and was not affected by the adoption of ASC 606.

Cost of Molecular Information Services

Cost of molecular information services revenue, including Roche related-party revenue, increased to $27.5 million for the three months ended June 30, 2018 from $21.6 million for the three months ended June 30, 2017. The increase was driven by a 44% increase in tests reported to our ordering physicians. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs and facilities costs, and higher depreciation expense related to new equipment purchases. During the three months ended June 30, 2018 and 2017, our total cost of molecular information services revenue represented approximately 54% and 71% of our total molecular information services revenue, respectively.

Cost of related-party molecular information services from Roche was $4.8 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by an increase in the number of tests delivered under the Molecular Information Platform Program and Ex-U.S. Commercialization Agreement.

Selling and Marketing Expenses

Selling and marketing expenses were $17.1 million for both the three months ended June 30, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses increased to $19.8 million for the three months ended June 30, 2018 from $17.6 million for the three months ended June 30, 2017. The increase was primarily attributed to a $1.8 million increase in merger-related transaction fees.

Research and Development Expenses

Research and development expenses increased to $24.7 million for the three months ended June 30, 2018 from $23.0 million for the three months ended June 30, 2017. The increase was primarily attributed to a $1.8 million increase in personnel-related costs, a $1.5 million increase in system-related costs, $0.5 million increase in consulting costs, offset by a $1.2 million decrease in lab supplies and a $0.9 million decrease in facility-related costs.

Interest (Expense) Income, Net

Interest expense was $1.7 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily related to interest incurred on the Roche Credit Facility which was first drawn on in the third quarter of 2017. Interest income was $0.2 million for both the three months ended June 30, 2018 and 2017.

Other Income

Other income during the three months ended June 30, 2018 was $0.2 million and related to a gain on an equity investment.

Comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Statement of Operations Data:
Revenue:
Molecular information services	$70,478	$40,371	$30,107	75%
Related-party molecular information services from Roche	26,820	11,024	15,796	143%
Pharma research and development services	8,514	2,302	6,212	270%
Related-party pharma research and development services from Roche	4,034	7,635	(3,601)	(47)%
Total revenue	109,846	61,332	48,514	79%
Costs and expenses
Cost of molecular information services	43,955	36,654	7,301	20%
Cost of related-party molecular information services from Roche	10,748	2,945	7,803	265%
Selling and marketing	34,621	33,551	1,070	3%
General and administrative	40,466	32,925	7,541	23%
Research and development	48,561	46,258	2,303	5%
Total costs and expenses	178,351	152,333	26,018	17%
Loss from operations	(68,505)	(91,001)	22,496	25%
Interest (expense) income, net	(2,471)	146	(2,617)	(1792)%
Other income	182	144	38	26%
Net loss	$(70,794)	$(90,711)	$19,917	22%

Revenue

Molecular Information Services

Molecular information services revenue for the six months ended June 30, 2018 and 2017, respectively, were comprised of the following:

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Clinical:
Molecular information services	$36,298	$22,626	$13,672	60%
Related-party molecular information services from Roche	6,287	1,934	4,353	225%
Total clinical revenue	42,585	24,560	18,025	73%

Pharma:
Molecular information services	34,180	17,745	16,435	93%
Related-party molecular information services from Roche	20,533	9,090	11,443	126%
Total pharma revenue	54,713	26,835	27,878	104%

Total molecular information services revenue	$97,298	$51,395	$45,903	89%

Molecular information services revenue, including Roche related-party revenue, increased to $97.3 million for the six months ended June 30, 2018 from $51.4 million during the six months ended June 30, 2017. Revenue from tests reported to our ordering physicians increased to $42.6 million for the six months ended June 30, 2018 from $24.6 million for the six months ended June 30, 2017. The increase in revenue was partly driven by the increase in the number of tests reported for patients located in the United States, including the commercial launch of FoundationOne CDx, as well as an increase in revenue recorded under our Roche Ex-U.S. Commercialization Agreement. The change to accrual basis revenue under ASC 606 was not a reason for the increase in revenue from tests reported to our ordering physicians, as clinical revenue under ASC 605 in the six months ended June 30, 2018 would have been approximately $47.7 million, inclusive of certain one-time catch up payments.

Molecular information services revenue from our biopharma customers increased to $54.7 million from $26.8 million for the six months ended June 30, 2018 and 2017, respectively, and was driven by increased testing volume from new and existing customers.

Related-party molecular information services revenue from Roche was $26.8 million and $11.0 million for the six months ended June 30, 2018 and 2017, respectively, the majority of which is revenue earned under the Molecular Information Platform Program and Ex-U.S. Commercialization Agreement.

During the six months ended June 30, 2018, we reported a total of 44,852 CGP tests for clinical use to ordering physicians, including 6,274 FoundationOne CDx tests, 3,989 FoundationOneHeme tests, and 4,060 FoundationACT tests, as compared to 29,857 tests reported during the six months ended June 30, 2017, including 2,892 FoundationOneHeme tests, 2,949 FoundationACT tests, and 569 FoundationFocus CDx BRCA tests.

For CGP tests delivered in the US for clinical use during the six months ended June 30, 2018, we estimate we will be paid on approximately 33% of these tests at an average rate of approximately $2,600 when paid. Despite our lack of broad coverage decisions across many commercial third-party payors, we have been partially successful in securing reimbursement from these payors. However, it is difficult to predict future reimbursement as a result of variable reimbursement payments and continuously developing coverage decisions.

We delivered the results of 13,925 and 6,564 tests to our biopharmaceutical customers during the six months ended June 30, 2018 and 2017, respectively, and the average revenue per test sold was approximately $3,200 and $3,400 for the same periods.

Pharma Research and Development Services

Pharma research and development services revenue, including Roche related-party revenue, increased to $12.5 million for the six months ended June 30, 2018 from $9.9 million during the six months ended June 30, 2017. The increase was primarily driven by revenue earned under R&D service agreements with our various biopharma partners. Pharma research and development services revenue under ASC 605 for the six months ended June 30, 2018 would have totaled approximately $12.7 million. The decrease of approximately $0.2 million of revenue recorded under ASC 606 is the result of timing differences between ASC 605 and ASC 606 as it relates to milestone achievement and related revenue recognition.

Related-party pharma research and development services for Roche includes related-party revenue from Roche of $4.0 million and $7.6 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily driven by a decrease in revenue earned under the Companion Diagnostic (CDx) Development Program and was not affected by the adoption of ASC 606.

Cost of Molecular Information Services

Cost of molecular information services revenue, including Roche related-party revenue, increased to $54.7 million for the six months ended June 30, 2018 from $39.6 million for the six months ended June 30, 2017. The increase was driven by a 50% increase in tests reported to our ordering physicians. Additional volume led to higher reagent and consumable costs, additional laboratory personnel-related costs and facilities costs, and higher depreciation expense related to new equipment purchases. During the six months ended June 30, 2018 and 2017, our total cost of molecular information services revenue represented approximately 56% and 77% of our total molecular information services revenue, respectively.

Cost of related-party molecular information services from Roche was $10.7 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by an increase in the number of tests delivered under the Molecular Information Platform Program and Ex-U.S. Commercialization Agreement.

Selling and Marketing Expenses

Selling and marketing expenses increased to $34.6 million for the six months ended June 30, 2018 from $33.5 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $0.8 million in marketing-related costs and $0.3 million increase in facility-related costs.

General and Administrative Expenses

General and administrative expenses increased to $40.5 million for the six months ended June 30, 2018 from $32.9 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $6.2 million in legal costs, which include $1.8 million in merger-related transaction fees, and a $0.5 million increase in other professional services related fees.

Research and Development Expenses

Research and development expenses increased to $48.6 million for the six months ended June 30, 2018 from $46.3 million for the six months ended June 30, 2017. The increase was primarily attributed to a $3.8 million increase in personnel-related costs, a $3.1 million increase in system-related costs, and a $1.9 million increase in consulting-related costs, offset by a $5.0 million decrease in lab supplies, a $0.8 million decrease in clinical-trial costs, and a $0.7 million decrease in facility-related costs.

Interest (Expense) Income, Net

Interest expense was $2.9 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily related to interest incurred on the Roche Credit Facility which was first drawn on in the third quarter of 2017. Interest income was $0.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

Other Income

Other income during the six months ended June 30, 2018 was $0.2 million and related to a gain on an equity investment. Other income during the six months ended June 30, 2017 was $0.1 million and related to a gain on disposal of certain long-lived assets and foreign exchange transactions.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in November 2009, and as of June 30, 2018, we had an accumulated deficit of $558.9 million.

We have funded our operations principally from the sale of common stock, preferred stock, borrowings under our credit facilities, and revenue from molecular information services and pharma research and development services. We have a limited number of coverage decisions for our existing tests from commercial third-party payors and have a limited history of collecting claims. We will continue to make requests for payment and/or appeal payment decisions made by commercial third-party payors. As of June 30, 2018, we had cash, cash equivalents, and restricted cash of approximately $55.7 million.

Pursuant to the Roche Credit Facility, which was amended on July 31, 2017, during the four-year period ending August 2, 2020, or the Draw Period, we may borrow up to $200 million. As of June 30, 2018, we have $110 million in borrowings outstanding and $90 million currently available under the facility. During the Draw Period, we are paying Roche Finance a quarterly commitment fee of 0.4% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 6.5% per annum. We are obligated to pay Roche Finance, quarterly during the Draw Period and for six months thereafter, accrued interest on the outstanding principal of the loans. Beginning six months after the Draw Period and for five years thereafter, we are obligated to pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on February 2, 2026.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(60,219)	$(66,093)
Net cash (used in) provided by investing activities	(12,997)	37,689
Net cash provided by financing activities	55,316	2,188
Net decrease in cash, cash equivalents, and restricted cash	(17,900)	(26,216)
Effect of exchange rate changes on cash and cash equivalents	(86)	41
Cash, cash equivalents, and restricted cash at beginning of period	73,709	65,012
Cash, cash equivalents, and restricted cash at end of period	$55,723	$38,837

Operating Activities

Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The net cash used in operating activities was $60.2 million for the six months ended June 30, 2018 compared to $66.1 million for the six months ended June 30, 2017. The decrease in cash used in operating activities was driven primarily by a decrease in net loss of $19.9 million and a $1.9 million increase in depreciation and amortization expense partially offset by an increase of $10.0 million in cash used for working capital and a $5.8 million decrease in stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $13.0 million and consisted of purchases of property and equipment. Net cash provided in investing activities for the six months ended June 30, 2017 was $37.7 million and consisted of $49.4 million in proceeds received from maturities of marketable securities, partially offset by $6.7 million in purchases of property and equipment and $5.0 million in purchases of marketable securities and other investments.

Financing Activities

Net cash provided by financing activities was $55.3 million for the six months ended June 30, 2018 and consisted of $50 million in cash borrowings under the Roche Credit Facility and $5.3 million in proceeds received from the exercise of stock options. Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2017 and consisted solely of proceeds received from the exercise of stock options.

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

In April 2015, the Roche transaction was consummated, and we received $250.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock to Roche at a price of $50.00 per share. On July 31, 2017, we amended the Roche Credit Facility. Pursuant to the Roche Credit Facility, as amended, during the Draw Period, we may borrow up to $200 million. We have currently borrowed $110 million and have immediate access to an additional $90 million. During the Draw Period, we shall pay Roche Finance a quarterly commitment fee of 0.4% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 6.5% per annum. We shall pay Roche Finance, quarterly during the Draw Period and for six months thereafter, accrued interest on the outstanding principal of the loans. Beginning six months after the Draw Period and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on February 2, 2026. Based on our current business plan, we believe our cash and cash equivalents as of June 30, 2018, the availability of borrowings under the Roche Credit Facility, and anticipated cash flows from operations will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We may consider raising additional capital to pursue strategic investments or for other reasons, subject to certain consent rights of Roche contained in the Investor Rights Agreement and the Roche Credit Facility. In the future, we expect our operating and capital expenditures to increase as we increase our headcount, expand our selling and marketing activities and continue to invest in new service offerings. If sales of our services grow, we expect our accounts receivable balance to increase. Any increase in accounts payable and accrued expenses may not completely offset increases in accounts receivable, which could result in greater working capital requirements.

On June 19, 2018, the Company entered into an Agreement and Plan of Merger, dated as of June 18, 2018, as amended (the “Merger Agreement”), with Roche Holdings, Inc., a Delaware corporation (“Parent” or “Roche Holdings”), and 062018 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent in a two-step all-cash transaction, consisting of a tender offer, followed by a subsequent back-end merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Roche Holding Ltd. Pursuant to the Merger Agreement, Parent caused Merger Sub to conduct a tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Shares”), of the Company at a price of $137.00 per Share (the “Offer Price”), net to the seller in cash, without interest and subject to any applicable withholding of taxes, and on the terms and conditions set forth in the Merger Agreement.

The Offer expired at 12:00 midnight, New York City time, at the end of the day on Monday, July 30, 2018. Citibank, N.A., in its capacity as depositary for the Offer (the “Depositary”), advised that, as of the expiration of the Offer, a total of 12,535,376 Shares (excluding Shares with respect to which notices of guaranteed delivery were delivered and for which certificates were not yet delivered) were validly tendered and not validly withdrawn pursuant to the Offer, representing approximately 77.3% of the Shares outstanding as of the expiration of the Offer (excluding those Shares held by Roche Holdings and its affiliates) and, when taken together with the Shares owned by Roche Holdings and its affiliates, representing approximately 90.1% of the Shares outstanding as of the expiration of the Offer. In addition, the Depositary advised that, as of July 31, 2018, Notices of Guaranteed Delivery were delivered with respect to approximately 1,342,573 Shares that had not yet been tendered, representing approximately 3.6% of the outstanding Shares. Each condition to the Offer was satisfied, and Merger Sub irrevocably accepted for payment all Shares that were validly tendered and not withdrawn.

On July 31, 2018, the Merger was completed pursuant to Section 251(h) of the DGCL, with no vote of the Company’s stockholders required to consummate the Merger. Upon the consummation of the Merger, the Company became an indirect wholly owned subsidiary of Roche Holding Ltd.  The aggregate consideration paid by Merger Sub in the Offer and Merger to purchase all outstanding Shares (other than the Shares owned by Roche Holdings and its affiliates) and other equity-based interests of the Company pursuant to the Offer and the Merger, was approximately $2.2 billion.

In connection with the consummation of the Merger, the Company (i) notified The Nasdaq Stock Market (“Nasdaq”) of the consummation of the Merger and (ii) requested that Nasdaq (x) halt trading in the Shares on the morning of July 31, 2018, prior to market open, and suspend trading of the Shares effective as of the close of business on July 31, 2018 and (y) file with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has filed with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations as of June 30, 2018 that have changed significantly since December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2017, but omitted below, represent those that have not changed significantly since that date.

	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Long-term debt obligations (1)	110,000	-	-	38,500	71,500
Interest (1)	42,506	5,935	15,157	12,773	8,641
Total	$152,506	$5,935	$15,157	$51,273	$80,141
(1)

We shall pay Roche Finance a quarterly commitment fee of 0.4% on the available balance of the Roche Credit Facility. Loans made under the Roche Credit Facility bear interest at 6.5% per annum. We shall pay Roche Finance, quarterly during the Draw Period and for six months thereafter, accrued interest on the outstanding principal of the loans. Beginning six months after the Draw Period and for five years thereafter, we shall pay Roche Finance quarterly equal payments of principal, with accrued interest, until maturity of the Roche Credit Facility on February 2, 2026. As of June 30, 2018, we had $110 million in borrowings outstanding under the Roche Credit Facility. For further details on the Roche Credit Facility, refer to footnote 11 in the Notes to the Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There were no material changes during the three months ended June 30, 2018, with respect to the information appearing in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation arising in the ordinary course of its business. On July 28, 2017, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Massachusetts, against the Company and certain of its current and former executives, captioned Mahoney v. Foundation Medicine, Inc., et al., No. 1:17-cv-11394. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the Exchange Act”) and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions when providing 2015 financial guidance. The lawsuit seeks among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between February 26, 2014 and November 3, 2015, interest, attorneys’ fees and costs, and unspecified equitable/injunctive relief.  On December 22, 2017, the plaintiffs filed an amended class action complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning providing 2015 financial guidance and other statements during the class period concerning demand and reimbursement for certain of the Company’s tests.  On February 20, 2018, the Company moved to dismiss the complaint for failure to state a claim, which plaintiffs opposed on April 23, 2018. On June 7, 2018, defendants filed a reply in further support of their motion to dismiss.  The court has not yet scheduled oral argument on defendants’ motion to dismiss. We believe this case is without merit and, therefore, continue to vigorously defend ourselves against the allegations.

On July 10, 2018, a putative securities class action complaint, Wang v. Foundation Medicine, Inc. et al., No. 1:18-cv-11435, was filed in the United States District Court for the District of Massachusetts by purported Company shareholder Elaine Wang against the Company and the Company’s directors in connection with the offer by Roche to acquire all of the issued and outstanding shares of our common stock (the “Offer”). An amended complaint (the “Wang Complaint”) was filed on July 11, 2018 against the Company, the Company’s directors and Roche. The Wang Complaint alleged that the Schedule 14D-9 filed on July 2, 2018 in connection with the Offer omitted certain supposedly material information concerning (1) communications regarding the positions of the Company’s directors and officers following the transactions, (2) communications regarding compensation to be paid to the Company’s directors and officers in connection with the transactions, and (3) compensation received by Goldman Sachs in connection with the Company’s initial public offering and Roche Holdings’ 2015 investment in the Company. The Wang Complaint asserted claims against all the defendants for violation of Sections 14(d) and 14(e) of the Exchange Act, and against the Company’s directors and Roche Holdings for violation of Section 20(a) of the Exchange Act. The Wang Complaint sought declaratory and injunctive relief, as well as damages and attorneys’ fees and costs. On July 31, 2018, the plaintiff filed a notice of voluntary dismissal, dismissing the case with prejudice.

On July 11, 2018, a putative securities class action complaint, Kent v. Foundation Medicine, Inc. et al., No. 1:18-cv-01028 (the “Kent Complaint”), was filed in the United States District Court for the District of Delaware by purported Company shareholder Michael Kent against the Company, the Company’s directors and Roche in connection with the Offer. The Kent Complaint alleged that the Schedule 14D-9 filed on July 2, 2018 in connection with the Offer omitted certain supposedly material information concerning (1) communications regarding the positions of the Company’s directors and officers following the transactions and (2) compensation received by Goldman Sachs in connection with the Company’s initial public offering and Roche Holdings’ 2015 investment in the Company. The Kent Complaint asserted claims against all the defendants for violation of Sections 14(d) and 14(e) of the Exchange Act, and against the Company’s directors and Roche for violation of Section 20(a) of the Exchange Act. The Kent Complaint sought declaratory and injunctive relief, as well as damages and attorneys’ fees and costs. On August 2, 2018, the plaintiff filed a notice of voluntary dismissal, dismissing the case without prejudice.

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

There is significant uncertainty surrounding whether the use of services that incorporate new technology, such as our portfolio of molecular information services, will be eligible for coverage by commercial third-party payors and government payors or, if eligible for coverage, what the reimbursement rates will be for these services. The fact that a diagnostic service has been approved for reimbursement in the past, has received approval from the U.S. Food & Drug Administration, or FDA, or has obtained coverage for any particular indication or in any particular jurisdiction, does not guarantee that such diagnostic service will remain covered and/or reimbursed or that similar or additional diagnostic services and/or clinically indicated tumor types will be covered and/or reimbursed in the future. We have had claims for reimbursement denied by certain commercial third-party payors, in some cases because they have designated some or all of FoundationOne CDx, FoundationOne, FoundationOneHeme, and FoundationACT as experimental and investigational. Reimbursement of next generation sequencing, or NGS, -based cancer tests by commercial third-party payors and government payors may depend on a number of factors, including a payor’s determination that our existing and future services are:

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

Government Payors

In the second quarter of 2016, the FDA and CMS accepted FoundationOne CDx for the Parallel Review program. The Parallel Review program provides concurrent review of a medical device by the FDA for marketing approval and by CMS for an NCD to facilitate patient access to innovative medical devices. In November 2017, the FDA approved FoundationOne CDx for detection of substitutions, insertion and deletion alterations, and copy number alterations in 324 genes and select gene rearrangements, as well as genomic signatures including microsatellite instability, or MSI, and tumor mutational burden, or TMB, using DNA isolated from formalin-fixed paraffin embedded tumor tissue specimens. FoundationOne CDx is intended as a companion diagnostic for patients with metastatic non-small cell lung cancer, or NSCLC, melanoma, colorectal cancer, ovarian cancer, or breast cancer to identify those patients who may benefit from treatment with one of 17 on-label targeted therapies in accordance with FDA-approved therapeutic product labeling. Additionally, FoundationOne CDx is intended to provide tumor mutation profiling to be used by qualified health care professionals in accordance with professional guidelines in oncology for cancer patients with solid malignant neoplasms.

Following the FDA’s approval of FoundationOne CDx in November 2017, CMS issued a final NCD in March 2018 that establishes nationwide Medicare coverage for FoundationOne CDx for all solid tumor types when ordered by the patient’s treating physician for Medicare beneficiaries with advanced cancer (i.e., either recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer), who either have not been previously tested using FoundationOne CDx for the same primary diagnosis of cancer or are seeking repeat testing with FoundationOne CDx for a new primary cancer diagnosis, and continue to seek further cancer therapy.

For dates of service from the effective date of the final NCD (March 16, 2018) through June 30, 2018, FoundationOne CDx will be reimbursed at a rate established by the local MAC, National Government Services, that processes claims for services furnished by our Cambridge, MA laboratory.  During this period, National Government Services established a rate of $2919.60 for FoundationOne CDx. In May 2018, CMS approved FoundationOne CDx for new advanced diagnostic laboratory test, or new ADLT, status.  As a result of this designation, Medicare will pay for FoundationOne CDx at the test’s “actual list charge” (a term defined under the Protecting Access to Medicare Act of 2014) for dates of service beginning July 1, 2018 through March 31, 2019. The actual list charge for FoundationOne CDx is $3,500. As an ADLT, the Medicare payment rate for FoundationOne CDx for dates of service beginning April 1, 2019 through December 31, 2020, will be the weighted median of private payor rates for the test, as calculated from private payer payment information collected by us from July 1, 2018 through November 30, 2018, and reported by us to CMS by December 31, 2018.  We cannot guarantee that the Medicare reimbursement rate established for this test will be favorable beginning April 1, 2019 or at any time thereafter. If the Medicare reimbursement rate is unfavorable at any point, we could experience a negative impact on revenue.

The final NCD establishes nationwide Medicare coverage of NGS tests for advanced cancer that have been approved or cleared by the FDA as a companion diagnostic, and applies to all Medicare fee-for-service and Medicare Advantage plans. For NGS-based tests other than those that have been approved or cleared by the FDA as a companion diagnostic (i.e., tests offered as LDTs or FDA-approved or cleared tests that are not a companion diagnostic), the final NCD allows the local MACs to continue determining coverage for such tests insofar as patients meet the patient criteria outlined in the final NCD (i.e., either recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, and who either have not been previously tested using the same NGS test for the same primary diagnosis of cancer or are seeking repeat testing with the same NGS test for a new primary cancer diagnosis, and continue to seek further cancer therapy). As such, FoundationOne will continue to be covered by Medicare when provided to patients with NSCLC consistent with the current terms of the LCD issued by Palmetto GBA, or Palmetto. Palmetto is the MAC for the jurisdiction in which our North Carolina laboratory is located. The MolDx Program was developed by Palmetto to serve various functions, including establishing coverage and reimbursement for molecular diagnostic tests that fall under Palmetto’s purview. In May 2015, Palmetto’s MolDx Program published a final LCD, or the Palmetto LCD, which included reimbursement for comprehensive genomic profiles for highly validated testing in an initial subset of patients diagnosed with NSCLC. The Palmetto website listed FoundationOne as a covered test under this LCD effective October 1, 2015.

For tests we may offer that are not subject to an NCD, local MACs that administer the Medicare program in various regions have discretion in determining coverage for tests, subject to Medicare rules. A MAC assigned to a jurisdiction in which we have an operational laboratory facility may deny a claim submitted by us related to that facility. Even if we do receive coverage from a MAC on appeal of a denied claim, the reimbursement rate may be lower than we expect if the service is not currently priced on the Medicare Clinical Laboratory Fee Schedule, or CLFS, and if such rate is then adopted by commercial third-party payors, it would have an adverse effect on our revenues and results of operations. In addition, a MAC may, insofar as such determination is not inconsistent with an NCD, issue an LCD for one or more of our existing or future services, and/or for one or more clinically indicated tumor types involved with such services that would apply to future claims. Although we would have the opportunity to submit additional materials in support of a positive LCD for our services to the MAC (or to CMS through the Office of Medicare Hearings and Appeals for claims-level appeals), there is no guarantee that the MAC will provide us with any additional positive LCDs or claims decisions, reverse any previously issued negative LCDs or claims decisions, or maintain any previously issued positive LCDs. In circumstances of non-coverage under an NCD or LCD, we may be required to obtain a signed advance beneficiary notice, or ABN, from Medicare patients in order to seek payment directly from the patient for non-covered services.

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

In September 2016, we began receiving test requisitions and samples from commercial customers at our North Carolina facility and performing components of FoundationOne and FoundationOneHeme testing at the facility. In accordance with CMS guidance, in January 2017, we began submitting an initial set of claims to Palmetto for FoundationOne test requisitions received in our North Carolina facility. We submitted these claims using miscellaneous Current Procedural Terminology, or CPT, codes with unique McKesson Z Code identifiers. In March 2017, we received our first payments for claims under the Palmetto LCD. Payment for all claims processed to date by Palmetto has been made based upon the allowable rate of $3,416 per test. Although we are performing components of our testing services for FoundationOneHeme in our North Carolina facility, Palmetto has provided guidance that comprehensive genomic profiling, or CGP, testing not covered by an LCD is explicitly non-covered, including FoundationOneHeme; therefore, we are seeking to obtain signed ABNs from Medicare patients who receive FoundationOneHeme testing. We are still in the process of determining what other types of services we may conduct at this facility. Such determination will be subject to the existence and limitations of applicable licenses and approvals, our ability to meet laboratory and testing requirements, and our ability to accommodate logistical and commercial needs in the test ordering and fulfillment process.

In parallel, we have been engaged in conversations with Palmetto regarding the potential for coverage and payment by Palmetto for FoundationOne claims submitted by our North Carolina laboratory for Medicare patients having tumor types other than NSCLC. In December 2016, Palmetto originally issued three draft LCDs for the use of CGP to guide treatment in patients with metastatic colorectal cancer, with metastatic melanoma, and with advanced primary peritoneal, fallopian tube and ovarian cancer, respectively. In March 2018, Palmetto re-issued revised versions of these draft LCDs, and accepted public comments on such drafts until May 10, 2018.  If finalized as proposed, FoundationOne will be covered by Medicare when provided to patients with these conditions consistent with the terms of these LCDs. However, these draft LCDs may be delayed, may never be finalized, or if the LCDs are finalized, the coverage established by such LCDs may not result in payment for claims submitted by our North Carolina laboratory. There is no certainty that Palmetto will provide coverage for such Medicare patients, and if coverage is provided, that such coverage will result in adequate payment for claims submitted by our North Carolina laboratory. We are also currently seeking to obtain as part of the test order process a signed ABN from Medicare patients for non-covered tumor types in order to allow us to bill Medicare patients directly. The process of procuring signed ABNs may affect the turn-around-time for test report delivery, and may have a negative impact on test utilization, our revenue and our profitability.

Commercial Payors

We are currently considered an “out-of-network provider” by many commercial third-party payors because we have not entered into specific contracts to provide one or more of our existing services for their health plan beneficiaries, and as a result, patients may have higher out-of-pocket costs for our services and be subject to health plan requirements such as prior authorization. Physicians may be less likely to order our tests if patients have higher out-of-pocket costs or administrative hurdles, which would in turn have a negative effect on revenue and results of operations. If we were to become a contracted provider with additional commercial third-party payors in the future, the amount of overall reimbursement we receive may decrease if coverage is furnished for only a limited number of tumor types and/or we are reimbursed less money per test performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenue. We may also be unable to collect patient out-of-pocket payment amounts directly from patients, and may experience lost revenue as a result. In addition, a payor’s decision to cover our services only in a specific tumor type such as NSCLC could also result in our inability to receive payment for other non-covered tumor types, resulting in lost volume and revenue. Finally, our contracts with current and any additional third-party payors will be subject to renewal, and the renewal process could result in lower reimbursement rates or elimination of reimbursement to us if the parties fail to agree to the terms of renewal and the contract is terminated.

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

Affordable Care Act

In March 2010, legislation collectively referred to as the Affordable Care Act, or ACA, was enacted in the United States. The ACA, as subsequently amended, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the ACA requires each medical device manufacturer and importer to pay an excise tax equal to 2.3% of the sale price for its taxable medical devices. In 2015, Congress imposed a two-year moratorium on this medical device tax, so that medical device sales during the period between January 1, 2016 and December 31, 2017 were exempt from the tax. In 2018, Congress extended the moratorium to medical device sales made during the period between January 1, 2018 and December 31, 2019. Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2020. If the tax is reinstated, sales of our services that are regulated as medical devices, such as FoundationOne CDx, would be subject to this tax.

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

For dates of service effective April 1, 2018, the AMA established a unique Proprietary Laboratory Analysis code, or PLA code, that is specific to our FoundationOne CDx test and can be billed to third-party and government payers. Beginning July 1, 2018 through March 31, 2019, the Medicare payment rate for this PLA code is $3,500.  Thereafter, the Medicare payment rate for the code will be based on the calculated weighted median of private payer payment rates, as reported to CMS that is specific to this unique PLA code.

Protecting Access to Medicare Act

In April 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was enacted into law. Section 216 of PAMA reforms the Medicare payment system for clinical laboratory tests paid through the CLFS. PAMA establishes a market-based payment system for Medicare payment for clinical diagnostic laboratory tests. Under this new methodology, CMS will establish Medicare payment for each test based on the weighted median of the private payor rates for the test. PAMA also creates a new class of test called an ADLT, defined as a test offered and furnished only by a single laboratory that is not sold for use by a laboratory other than the original developing laboratory and is either a (1) multi-biomarker test of DNA, RNA or proteins with a unique algorithm yielding a single, patient-specific result, (2) test that is cleared or approved by the FDA, or (3) test meeting other similar criteria established by the United States Secretary of Health and Human Services.

PAMA requires certain clinical laboratories meeting a threshold of Medicare revenues to report private payor rates and corresponding test volumes. We did not meet this threshold during the January 1, 2016 to June 30, 2016 data collection period and therefore were not required to report this data in 2017, however, we anticipate that we will be required to report data during future reporting periods (e.g., during December 2018 for data collected from July 1, 2018 through November 30, 2018 for private payer claims for FoundationOne CDx). In June 2016, CMS issued the Medicare Clinical Diagnostic Laboratory Tests Payment System Final Rule, or the Final Rule, to implement the laboratory test payment provisions of PAMA. As outlined in the Final Rule, CMS implemented the new payment system on January 1, 2018. CMS has issued sub-regulatory guidance on data collection and reporting and on additional topics, including a list of specific billing codes for which laboratories must report data. In March 2018, CMS also published additional sub-regulatory guidance describing an application process for ADLTs. In May 2018, CMS determined that

FoundationOne CDx meets the requirements for classification as a new ADLT. Depending upon if and how commercial payors adopt, or are otherwise influenced by, this new Medicare pricing methodology and the payment rates, our weighted median commercial payor rate for our tests, including FoundationOne CDx, could be adversely affected.

The Center for Medicare and Medicaid Innovation announced in June 2016 the launch of the Oncology Care Model, or OCM, beginning on July 1, 2016. The OCM is a five-year voluntary program that includes 192 physician practices in 32 states, as well as 14 private payors. Under the OCM, participating practices receive performance-based payments on the basis of how their prices for 6-month “episodes” of cancer care triggered by receipt of chemotherapy compare to “benchmark” prices for similar episodes. These benchmarks are based on the historical data for the period of January 2012 through June 2015. The model may impact the utilization of our tests among those practices participating in OCM.

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

In November 2017, CMS finalized the 2018 Hospital Outpatient Prospective Payment System Final Rule, which allows us to directly bill Medicare more frequently. Specifically, under the revised billing rules, a laboratory that performs molecular pathology tests on specimens collected during a hospital outpatient stay may bill Medicare directly for such tests if the test was performed following a hospital outpatient's discharge from the hospital outpatient department. To the extent these revisions to Medicare’s billing policy require us to bill Medicare directly for tests previously billed to hospitals under the 14-Day Rule, we will no longer bill hospitals for such tests. CMS announced that it will exercise enforcement discretion until January 2, 2019 for circumstances where, under the revised billing rules, the laboratory is now required to bill Medicare directly where the laboratory was previously required to bill the hospital from which the specimen was collected.

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

2.1

Agreement and Plan of Merger, by and among Foundation Medicine, Inc., Roche Holdings, Inc. and 062018 Merger Subsidiary, Inc., dated June 18, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 18, 2018).

10.1*#	Amended and Restated Supply, Service and Support Agreement, by and between the Company and Illumina, Inc., dated June 6, 2018.
10.2*#	China Territory Agreement, by and between the Company and F. Hoffman-La Roche Ltd, dated April 26, 2018.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017, (c) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, and (d) the Notes to such Condensed Consolidated Financial Statements.

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

FOUNDATION MEDICINE, INC.

Date: August 9, 2018	By:	/s/ Troy Cox
Troy Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)