Form 10-Q/A
period 2018-06-30
Foundation Medicine, Inc.
filed 2018-09-18
CIK 1488613

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE – EXHIBIT FILING ONLY

Foundation Medicine, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Form 10-Q”), originally filed on August 9, 2018. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1 based on Commission comments in order to restore certain redacted information in the agreement on such exhibit that was subject to a confidential treatment request. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Exhibit No.	Exhibit Index
2.1	Agreement and Plan of Merger, by and among Foundation Medicine, Inc., Roche Holdings, Inc. and 062018 Merger Subsidiary, Inc., dated June 18, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s form 8-K filed on June 18, 2018).

10.1*#	Amended and Restated Supply, Service and Support Agreement, by and between the Company and Illumina, Inc., dated June 6, 2018.

10.2#	China Territory Agreement, by and between the Company and F. Hoffman-La Roche Ltd., dated April 26, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 9, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017, (c) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, and (d) the Notes to such Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

FOUNDATION MEDICINE, INC.

Date: September 18, 2018	By:	/s/ Troy Cox
Troy Cox
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 18, 2018	By:	/s/ Jason Ryan
Jason Ryan
Chief Financial Officer
(Principal Financial Officer)

4